Form 10-Q
period 2017-06-30
LaSalle Hotel Properties
filed 2017-07-19
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at July 19, 2017
Common Shares of Beneficial Interest ($0.01 par value)	113,212,646
6.375% Series I Cumulative Redeemable Preferred Shares ($0.01 par value)	4,400,000
6.3% Series J Cumulative Redeemable Preferred Shares ($0.01 par value)	6,000,000

LASALLE HOTEL PROPERTIES

PART I.	Financial Information

Item 1.	Financial Statements
LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets:
Investment in hotel properties, net (Note 3)	$3,300,353	$3,672,209
Property under development	23,288	21,078
Assets held for sale (Note 3)	0	23,283
Cash and cash equivalents	461,351	134,652
Restricted cash reserves (Note 5)	13,166	15,035
Hotel receivables (net of allowance for doubtful accounts of $409 and $279, respectively)	43,352	35,403
Debt issuance costs for borrowings under credit facilities, net	3,820	1,699
Deferred tax assets	2,130	1,902
Prepaid expenses and other assets	46,669	38,818
Total assets	$3,894,129	$3,944,079
Liabilities:
Borrowings under credit facilities (Note 4)	$0	$0
Term loans, net of unamortized debt issuance costs (Note 4)	852,987	852,758
Bonds payable, net of unamortized debt issuance costs (Note 4)	42,472	42,455
Mortgage loan, net of unamortized debt issuance costs (Note 4)	223,970	223,494
Accounts payable and accrued expenses	152,705	171,965
Liabilities of assets held for sale (Note 3)	0	247
Advance deposits	36,753	33,232
Accrued interest	2,136	2,209
Distributions payable	55,129	56,360
Total liabilities	1,366,152	1,382,720
Commitments and contingencies (Note 5)
Equity:
Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par value (liquidation preference of $260,000 and $328,750, respectively), 40,000,000 shares authorized; 10,400,000 and 13,150,000 shares issued and outstanding, respectively (Note 6)	104	132
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 113,219,482 shares issued and 113,193,206 shares outstanding, respectively, and 113,115,442 shares issued and 113,088,074 shares outstanding, respectively (Note 6)	1,132	1,131
Treasury shares, at cost (Note 6)	(16)	(739)
Additional paid-in capital, net of offering costs of $82,842 and $85,223, respectively	2,766,232	2,830,740
Accumulated other comprehensive income (Note 4)	3,296	2,365
Distributions in excess of retained earnings	(246,128)	(275,564)
Total shareholders’ equity	2,524,620	2,558,065
Noncontrolling Interests:
Noncontrolling interests in consolidated entities	17	17
Noncontrolling interests of common units in Operating Partnership (Note 6)	3,340	3,277
Total noncontrolling interests	3,357	3,294
Total equity	2,527,977	2,561,359
Total liabilities and equity	$3,894,129	$3,944,079
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Hotel operating revenues:
Room	$222,385	$245,286	$400,750	$426,706
Food and beverage	59,308	79,025	111,612	135,372
Other operating department	22,118	24,457	42,485	45,100
Total hotel operating revenues	303,811	348,768	554,847	607,178
Other income	3,233	2,319	6,602	4,013
Total revenues	307,044	351,087	561,449	611,191
Expenses:
Hotel operating expenses:
Room	55,271	58,963	107,594	111,254
Food and beverage	40,132	49,994	79,280	92,902
Other direct	2,654	4,973	6,838	8,656
Other indirect (Note 8)	73,177	80,283	142,833	152,198
Total hotel operating expenses	171,234	194,213	336,545	365,010
Depreciation and amortization	44,066	48,841	91,329	96,469
Real estate taxes, personal property taxes and insurance	14,089	16,919	30,204	33,110
Ground rent (Note 5)	3,823	4,108	7,208	7,921
General and administrative	6,917	7,643	13,471	13,473
Other expenses	1,559	2,327	3,477	4,505
Total operating expenses	241,688	274,051	482,234	520,488
Operating income	65,356	77,036	79,215	90,703
Interest income	315	1,676	457	3,330
Interest expense	(9,423)	(11,482)	(19,250)	(23,349)
Loss from extinguishment of debt (Note 4)	0	0	(1,706)	0
Income before income tax expense	56,248	67,230	58,716	70,684
Income tax expense (Note 9)	(5,003)	(7,610)	(230)	(1,990)
Income before gain on sale of properties	51,245	59,620	58,486	68,694
Gain on sale of properties (Note 3)	11,156	0	85,514	0
Net income	62,401	59,620	144,000	68,694
Net income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(8)	(8)	(8)	(8)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(83)	(81)	(193)	(96)
Net income attributable to noncontrolling interests	(91)	(89)	(201)	(104)
Net income attributable to the Company	62,310	59,531	143,799	68,590
Distributions to preferred shareholders	(4,387)	(4,355)	(9,792)	(7,397)
Issuance costs of redeemed preferred shares (Note 6)	(2,401)	0	(2,401)	0
Net income attributable to common shareholders	$55,522	$55,176	$131,606	$61,193

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income - Continued
(in thousands, except share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Earnings per Common Share - Basic (Note 11):
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.49	$0.49	$1.16	$0.54
Earnings per Common Share - Diluted (Note 11):
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.49	$0.49	$1.16	$0.54
Weighted average number of common shares outstanding:
Basic	112,951,714	112,784,976	112,937,794	112,766,734
Diluted	113,342,151	113,113,253	113,347,580	113,119,556

Comprehensive Income:
Net income	$62,401	$59,620	$144,000	$68,694
Other comprehensive income:
Unrealized loss on interest rate derivative instruments (Note 4)	(1,675)	(5,971)	(551)	(20,223)
Reclassification adjustment for amounts recognized in net income (Note 4)	498	1,730	1,483	3,510
	61,224	55,379	144,932	51,981
Comprehensive income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(8)	(8)	(8)	(8)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(82)	(76)	(194)	(75)
Comprehensive income attributable to noncontrolling interests	(90)	(84)	(202)	(83)
Comprehensive income attributable to the Company	$61,134	$55,295	$144,730	$51,898
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)
(unaudited)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2015	$72	$1,131	$(4,798)	$2,684,010	$(97)	$(306,051)	$2,374,267	$18	$3,198	$3,216	$2,377,483
Issuance of shares, net of offering costs	60	0	2,105	143,302	0	0	145,467	0	0	0	145,467
Repurchase of common shares into treasury	0	0	(1,597)	0	0	0	(1,597)	0	0	0	(1,597)
Deferred compensation, net	0	0	2,981	1,277	0	0	4,258	0	0	0	4,258
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(151)	(151)	0	0	0	(151)
Distributions on common shares/units ($0.90 per share/unit)	0	0	0	0	0	(101,849)	(101,849)	0	(131)	(131)	(101,980)
Distributions on preferred shares	0	0	0	0	0	(7,397)	(7,397)	(9)	0	(9)	(7,406)
Net income	0	0	0	0	0	68,590	68,590	8	96	104	68,694
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(20,197)	0	(20,197)	0	(26)	(26)	(20,223)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	3,505	0	3,505	0	5	5	3,510
Balance, June 30, 2016	$132	$1,131	$(1,309)	$2,828,589	$(16,789)	$(346,858)	$2,464,896	$17	$3,142	$3,159	$2,468,055

Balance, December 31, 2016	$132	$1,131	$(739)	$2,830,740	$2,365	$(275,564)	$2,558,065	$17	$3,277	$3,294	$2,561,359
Issuance of shares, net of offering costs	0	0	2,397	(1,157)	0	0	1,240	0	0	0	1,240
Redemption of preferred shares	(28)	0	0	(66,341)	0	(2,401)	(68,770)	0	0	0	(68,770)
Repurchase of common shares into treasury	0	0	(2,314)	0	0	0	(2,314)	0	0	0	(2,314)
Deferred compensation, net	0	1	640	2,990	0	0	3,631	0	0	0	3,631
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(190)	(190)	0	0	0	(190)
Distributions on common shares/units ($0.90 per share/unit)	0	0	0	0	0	(101,980)	(101,980)	0	(131)	(131)	(102,111)
Distributions on preferred shares	0	0	0	0	0	(9,792)	(9,792)	(8)	0	(8)	(9,800)
Net income	0	0	0	0	0	143,799	143,799	8	193	201	144,000
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(550)	0	(550)	0	(1)	(1)	(551)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	1,481	0	1,481	0	2	2	1,483
Balance, June 30, 2017	$104	$1,132	$(16)	$2,766,232	$3,296	$(246,128)	$2,524,620	$17	$3,340	$3,357	$2,527,977
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$144,000	$68,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,329	96,469
Amortization of debt issuance costs	1,429	1,713
Loss from extinguishment of debt	1,706	0
Gain on sale of properties	(85,514)	0
Amortization of deferred compensation	3,631	4,258
Deferred income tax (benefit) expense	(228)	1,321
Allowance for doubtful accounts	130	(5)
Other	1,133	245
Changes in assets and liabilities:
Restricted cash reserves	126	3,027
Hotel receivables	(12,983)	(14,150)
Prepaid expenses and other assets	(13,274)	(10,013)
Accounts payable and accrued expenses	9,800	16,685
Advance deposits	7,841	8,440
Accrued interest	(73)	(1,111)
Net cash provided by operating activities	149,053	175,573
Cash flows from investing activities:
Additions to properties	(37,492)	(44,841)
Improvements to properties	0	(12,791)
Purchase of office furniture and equipment	(11)	(10)
Restricted cash reserves	243	133
Proceeds from sale of properties	402,282	0
Property insurance proceeds	1,472	1,083
Net cash provided by (used in) investing activities	366,494	(56,426)
Cash flows from financing activities:
Borrowings under credit facilities	0	431,472
Repayments under credit facilities	0	(262,472)
Repayments of mortgage loans	0	(286,294)
Payment of debt issuance costs	(4,534)	0
Purchase of treasury shares	(2,314)	(1,597)
Proceeds from issuance of preferred shares	0	150,000
Payment of preferred offering costs	0	(4,740)
Payment of common offering costs	0	(79)
Distributions on earned shares from share awards with market conditions	(190)	(151)
Redemption of preferred shares	(68,750)	0
Distributions on preferred shares	(11,090)	(6,093)
Distributions on common shares/units	(101,970)	(101,840)
Net cash used in financing activities	(188,848)	(81,794)
Net change in cash and cash equivalents	326,699	37,353
Cash and cash equivalents, beginning of period	134,652	5,700
Cash and cash equivalents, end of period	$461,351	$43,053
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
As of June 30, 2017, the Company owned interests in 41 hotels with approximately 10,450 guest rooms located in seven states and the District of Columbia. Each hotel is leased to LHL (see Note 8) under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2017 and December 2019. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at June 30, 2017. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at June 30, 2017. See Note 6 for additional disclosures related to common units of the Operating Partnership.

2.	Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Substantially all of the Company’s revenues and expenses are generated by the operations of the individual hotels. The Company records revenues and expenses that are estimated by the hotel operators and reviewed by the Company to produce quarterly financial statements because the management contracts do not require the hotel operators to submit actual results within a time frame that permits the Company to use actual results when preparing its Quarterly Reports on Form 10-Q for filing by the deadline prescribed by the SEC. Generally, the Company records actual revenue and expense amounts for the first two months of each quarter and estimated revenue and expense amounts for the last month of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically, these differences have not been material. The Company believes the quarterly revenues and expenses, recorded on the Company’s consolidated statements of operations and comprehensive income (loss) based on an aggregate estimate, are fairly stated. Also, given the timing of the Company’s disposition of Westin Philadelphia (see Note 3), estimates are included in gain on sale of properties in the consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2017. Any differences between recorded estimated amounts and actual amounts will be recorded in the subsequent quarter.
Investment in Hotel Properties
Upon acquisition, the Company determines the fair value of the acquired long-lived assets, assumed debt and intangible assets and liabilities. The Company’s investments in hotel properties are carried at cost and depreciated using the straight-line method over an estimated useful life of 30 to 40 years for buildings, 15 years for building improvements, the shorter of the useful life of the improvement or the term of the related tenant lease for tenant improvements, seven years for land improvements, 20 years for golf course land improvements, 20 years for swimming pool assets and three to five years for furniture, fixtures and equipment. For investments subject to land and building leases that qualify as capital leases, assets are recorded at the estimated fair value of the right to use the leased property at acquisition and depreciated over the shorter of the useful lives of the assets or the term of the respective lease. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.
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
As of June 30, 2017, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by third parties, (ii) the outside preferred ownership interests in a subsidiary and (iii) the outside ownership interest in a joint venture.

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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is finalizing its evaluation of the effect that ASU No. 2014-09 will have on its consolidated financial statements and related expanded disclosures by working with its hotel operators to analyze its revenue streams and to update its accounting policies. The Company is finalizing its evaluation of each of its revenue streams under the new model and because of the short-term, day-to-day nature of the Company’s hotel revenues the pattern of revenue recognition is not expected to change significantly. Additionally, the Company does not sell hotel properties to customers as defined by FASB, but has historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations, and therefore, ASU No. 2014-09 will not impact the recognition of hotel sales. The Company does not believe ASU No. 2014-09 will have a material impact on its consolidated financial statements and is evaluating new disclosure requirements. The Company will adopt the new standard on its effective date of January 1, 2018 under the cumulative effect transition method.
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

3.	Investment in Hotel Properties
Investment in hotel properties as of June 30, 2017 and December 31, 2016 consists of the following:

	June 30, 2017	December 31, 2016
Land	$624,773	$727,176
Buildings and improvements	3,254,173	3,531,280
Furniture, fixtures and equipment	728,771	769,671
Investment in hotel properties, gross	4,607,717	5,028,127
Accumulated depreciation	(1,307,364)	(1,355,918)
Investment in hotel properties, net	$3,300,353	$3,672,209
As of June 30, 2017, buildings and improvements included capital lease assets of $149,457 and accumulated depreciation included amounts related to capital lease assets of $24,808. As of December 31, 2016, buildings and improvements included capital lease assets of $183,503 and accumulated depreciation included amounts related to capital lease assets of $26,230. Depreciation of the capital lease assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income for all periods presented.
Depreciation expense was $43,928 and $91,059 for the three and six months ended June 30, 2017, respectively, and $48,706 and $96,200 for the three and six months ended June 30, 2016, respectively.
Dispositions
Upon the sale of a hotel, the Company determines its profit from the sale under the full accrual method provided the following applicable criteria are met: (i) a sale is consummated; (ii) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (iii) the Company’s receivable, if applicable, is not subject to future subordination; (iv) the Company has transferred to the buyer the usual risks and rewards of ownership; and (v) the Company does not have a substantial continuing involvement with the property. If all of these conditions are met, the Company will recognize the full profit on the sale.
During the six months ended June 30, 2017, the Company sold Hotel Deca, Lansdowne Resort, Alexis Hotel, Hotel Triton and Westin Philadelphia. These dispositions do not represent a strategic shift in the Company’s business plan or primary markets, and therefore, do not qualify as discontinued operations. The sale of each property was recorded on the full accrual method.
On January 19, 2017, the Company sold Hotel Deca for $55,000. As of December 31, 2016, Hotel Deca qualified as held for sale. Substantially all of the assets held for sale consisted of investment in hotel properties, net and immaterial prepaid expenses and other assets and the liabilities of assets held for sale consisted of accounts payable and accrued expenses. The Company recognized a gain of $49 and $30,656 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017, respectively. The proceeds were used for general corporate purposes.
On March 22, 2017, the Company sold Lansdowne Resort for $133,000. The Company actualized a decrease in the gain of $148 and recognized a gain of $10,253 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017, respectively. The proceeds were used for general corporate purposes and the redemption of the 7.5% Series H Cumulative Redeemable Preferred Shares (the “Series H Preferred Shares”) on May 4, 2017 (see Note 6).
On March 31, 2017, the Company sold Alexis Hotel for $71,625. The Company recognized a gain of $70 and $33,420 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017, respectively. The proceeds were used for general corporate purposes and the redemption of the Series H Preferred Shares on May 4, 2017 (see Note 6).
On April 11, 2017, the Company sold Hotel Triton for $14,250. The Company recognized a gain of $6,739 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017. The proceeds were used for general corporate purposes and the redemption of the Series H Preferred Shares on May 4, 2017 (see Note 6).
On June 29, 2017, the Company sold Westin Philadelphia for $135,000. The Company recognized a gain of $4,446 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017. The proceeds will be used for general corporate purposes.

4.	Long-Term Debt
Debt Summary
Debt as of June 30, 2017 and December 31, 2016 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	June 30, 2017	December 31, 2016
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2021 (a)	$0	$0
LHL unsecured credit facility	Floating (b)	January 2021 (b)	0	0
Total borrowings under credit facilities			0	0
Term loans
First Term Loan	Floating/Fixed (c)	January 2022	300,000	300,000
Second Term Loan	Floating/Fixed (c)	January 2021	555,000	555,000
Debt issuance costs, net			(2,013)	(2,242)
Total term loans, net of unamortized debt issuance costs			852,987	852,758
Massport Bonds
Hyatt Regency Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Regency Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Debt issuance costs, net			(28)	(45)
Total bonds payable, net of unamortized debt issuance costs			42,472	42,455
Mortgage loan
Westin Copley Place	Floating (e)	August 2018 (e)	225,000	225,000
Debt issuance costs, net			(1,030)	(1,506)
Total mortgage loan, net of unamortized debt issuance costs			223,970	223,494
Total debt			$1,119,429	$1,118,707

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at June 30, 2017 and December 31, 2016. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at June 30, 2017 and December 31, 2016. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for the First Term Loan (as defined below) and the Second Term Loan (as defined below). At June 30, 2017 and December 31, 2016, the Company had interest rate swaps on the full amounts outstanding. See “Derivative and Hedging Activities” below. At June 30, 2017, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 2.23% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements). At December 31, 2016, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 2.38% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank National Association that expire in September 2017. The letters of credit have a one-year extension option through September 2018 and are secured by the Hyatt Regency Boston Harbor, however, the letters of credit will not be extended beyond the Massport Bonds’ maturity date. The bonds bear interest based on weekly floating rates. The interest rates as of June 30, 2017 were 1.19% and 0.94% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2016 were 0.75% and 0.76% for the $5,400 and $37,100 bonds, respectively. The Company incurs an annual letter of credit fee of 1.35%.

(e)
The mortgage loan matures on August 14, 2018 with three options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). The interest rate as of June 30, 2017 was LIBOR plus 1.75%, which equaled 2.91%. The interest rate as of December 31, 2016 was LIBOR plus 1.75%, which equaled 2.46%. The mortgage loan allows for prepayments without penalty, subject to certain terms and conditions.
Future scheduled debt principal payments as of June 30, 2017 (refer to previous table for extension options) are as follows:

2017	$0
2018	267,500
2019	0
2020	0
2021	555,000
Thereafter	300,000
Total debt	$1,122,500
A summary of the Company’s interest expense and weighted average interest rates for unswapped variable rate debt for the three and six months ended June 30, 2017 and 2016 is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest Expense:
Interest incurred	$8,852	$10,685	$17,992	$21,869
Amortization of debt issuance costs	664	835	1,429	1,713
Capitalized interest	(93)	(38)	(171)	(233)
Interest expense	$9,423	$11,482	$19,250	$23,349

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	N/A	2.15%	N/A	2.14%
LHL unsecured credit facility	N/A	2.14%	N/A	2.13%
Massport Bonds	0.87%	0.41%	0.79%	0.26%
Mortgage loan (Westin Copley Place)	2.76%	2.19%	2.65%	2.18%
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
On January 10, 2017, LHL also refinanced its $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. As amended, the LHL credit facility matures on January 10, 2021, subject to two six-month extensions that LHL may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. Additionally, LHL is required to pay a variable unused commitment fee of 0.20% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the LHL unsecured credit facility.
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
The Company has entered into interest rate swap agreements to effectively fix the LIBOR rates for the term loans (see “Derivative and Hedging Activities” below).
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
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCI”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300,000 to hedge the variable interest rate on the First Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.23% at June 30, 2017. As of June 30, 2017, the Company has interest rate swaps with an aggregate notional amount of $555,000 to hedge the variable interest rate on the Second Term Loan and, as a result, the fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) is 2.95% through May 16, 2019. From May 16, 2019 through the term of the Second Term Loan, the Company has interest rate swaps with an aggregate notional amount of $377,500 to hedge a portion of the variable interest rate debt on the Second Term Loan. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.

The following tables present the effect of derivative instruments on the Company’s accompanying consolidated statements of operations and comprehensive income, including the location and amount of unrealized loss on outstanding derivative instruments in cash flow hedging relationships, for the three and six months ended June 30, 2017 and 2016:

	Amount of Loss Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Net Income	Amount of Loss Reclassified from AOCI into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	June 30,			June 30,
	2017	2016		2017	2016
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(1,675)	$(5,971)	Interest expense	$498	$1,730

	Amount of Loss Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Net Income	Amount of Loss Reclassified from AOCI into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the six months ended			For the six months ended
	June 30,			June 30,
	2017	2016		2017	2016
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(551)	$(20,223)	Interest expense	$1,483	$3,510
During the six months ended June 30, 2017 and 2016, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of June 30, 2017, there was $3,300 in cumulative unrealized gain of which $3,296 was included in AOCI and $4 was attributable to noncontrolling interests. As of December 31, 2016, there was $2,368 in cumulative unrealized gain of which $2,365 was included in AOCI and $3 was attributable to noncontrolling interests. The Company expects that approximately $907 will be reclassified from AOCI and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of June 30, 2017.
Extinguishment of Debt
As discussed above, on January 10, 2017, the Company refinanced its senior unsecured credit facility and First Term Loan and LHL refinanced its unsecured revolving credit facility. The refinancing arrangements for the senior unsecured credit facility and First Term Loan were considered substantial modifications. The Company recognized a loss from extinguishment of debt of zero and $1,706, which is included in the accompanying consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017, respectively. The loss from extinguishment of debt represents a portion of the unamortized debt issuance costs incurred for the senior unsecured credit facility when the original agreement was executed and the debt issuance costs incurred in connection with the refinancing of the First Term Loan.
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
As of June 30, 2017, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable and mortgage loan.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
A summary of the Company’s hotels subject to non-cancelable operating leases as of June 30, 2017 is as follows:

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
The ground leases at Viceroy Santa Monica, The Liberty Hotel and Hotel Vitale are subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $460 and $925 for the three and six months ended June 30, 2017, respectively, and $471 and $948 for the three and six months ended June 30, 2016, respectively, which is included in total ground rent expense. Total ground rent expense for the three and six months ended June 30, 2017 was $3,823 and $7,208, respectively. Total ground rent expense for the three and six months ended June 30, 2016 was $4,108 and $7,921, respectively. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds.

A summary of the Company’s hotels subject to capital leases of land and building as of June 30, 2017 is as follows:

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
Actual base and participating ground rent payments related to The Roger and Harbor Court Hotel were $100 and $298 for the three months ended June 30, 2017, respectively, and $199 and $586 for the six months ended June 30, 2017, respectively. Actual base and participating ground rent payments related to The Roger and Harbor Court Hotel were $100 and $337 for the three months ended June 30, 2016, respectively, and $199 and $670 for the six months ended June 30, 2016, respectively.
As of June 30, 2017, future minimum rent payments, including capital lease payments, (without reflecting future applicable Consumer Price Index increases) are as follows:

2017	$5,669
2018	11,443
2019	11,389
2020	11,730
2021	11,850
Thereafter	487,362
$539,443
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (i) certain non-routine repairs and maintenance to the hotels and (ii) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of June 30, 2017, $11,330 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
Restricted Cash Reserves
At June 30, 2017, the Company held $13,166 in restricted cash reserves. Included in such amounts are $11,330 of reserve funds for future capital expenditures and $1,836 held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
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

On January 31, 2017, the Company issued 27,767 common shares of beneficial interest related to the resignation of a former member of its Board of Trustees for his accumulated deferred shares granted as compensation for 2001 through 2016. These common shares of beneficial interest were issued under the 2009 Plan and 2014 Plan.
On March 2, 2017, the Company issued 38,599 common shares of beneficial interest to executives related to the nonvested share awards with either market or performance conditions granted on March 20, 2014 (see Note 7 for additional details, including vesting information). These common shares of beneficial interest were issued under the 2009 Plan.
On March 23, 2017, the Company issued 122,816 nonvested shares with service conditions to the Company’s executives and employees. The nonvested shares will vest in three annual installments starting January 1, 2018, subject to continued employment. These common shares of beneficial interest were issued under the 2014 Plan.
Common Dividends
The Company paid the following dividends on common shares/units during the six months ended June 30, 2017:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Date Paid
$0.45	December 31, 2016	December 30, 2016	January 17, 2017
$0.45	March 31, 2017	March 31, 2017	April 17, 2017
Treasury Shares
Treasury shares are accounted for under the cost method. During the six months ended June 30, 2017, the Company received 102,651 common shares of beneficial interest related to employees surrendering shares to pay minimum withholding taxes on the vesting date.
The Company’s Board of Trustees has authorized an expanded share repurchase program (the “Repurchase Program”) to acquire up to $600,000 of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. As of June 30, 2017, the Company has availability under the Repurchase Program to acquire up to $569,807 of common shares of beneficial interest. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.
During the six months ended June 30, 2017, the Company re-issued 16,010 treasury shares related to earned 2016 compensation for the Board of Trustees, 27,767 treasury shares related to the resignation of a former member of the Board of Trustees for his accumulated deferred shares granted as compensation for 2001 through 2016, 38,001 treasury shares related to the earned share awards with market or performance conditions and 21,965 treasury shares related to the grants of nonvested shares with service conditions.
At June 30, 2017, there were 26,276 common shares of beneficial interest in treasury.
Preferred Shares
The following preferred shares of beneficial interest were outstanding as of June 30, 2017:

Security Type	Number of Shares
6.375% Series I Preferred Shares	4,400,000
6.3% Series J Preferred Shares	6,000,000
On May 4, 2017, the Company redeemed all of the outstanding Series H Preferred Shares for $68,750 ($25.00 per share) plus $272 of accrued and unpaid dividends through the redemption date. The redemption value of the Series H Preferred Shares exceeded their carrying value by $2,401, which is included in the determination of net income attributable to common shareholders for the three and six months ended June 30, 2017. The $2,401 represents the offering costs related to the redeemed Series H Preferred Shares.
The 6.375% Series I Cumulative Redeemable Preferred Shares (the “Series I Preferred Shares”) and the 6.3% Series J Cumulative Redeemable Preferred Shares (the “Series J Preferred Shares”) (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions. The Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares.
The Company may not optionally redeem the Series I Preferred Shares and the Series J Preferred Shares prior to March 4, 2018 and May 25, 2021, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions. In addition, upon the occurrence of a change of control (as defined in the Company’s declaration of trust), the result of which the Company’s common shares of beneficial interest and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT LLC or the NASDAQ Stock Market, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share, plus any accrued and unpaid distributions. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of Series I Preferred Shares and Series J Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares of beneficial interest based on a defined formula subject to a cap of 8,835,200 common shares and 12,842,400 common shares, respectively.
Preferred Dividends
The Company paid the following dividends on preferred shares during the six months ended June 30, 2017:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Date Paid
7.5% Series H	$0.47	December 31, 2016	December 30, 2016	January 17, 2017
6.375% Series I	$0.40	December 31, 2016	December 30, 2016	January 17, 2017
6.3% Series J	$0.39	December 31, 2016	December 30, 2016	January 17, 2017
7.5% Series H	$0.47	March 31, 2017	March 31, 2017	April 17, 2017
6.375% Series I	$0.40	March 31, 2017	March 31, 2017	April 17, 2017
6.3% Series J	$0.39	March 31, 2017	March 31, 2017	April 17, 2017
(1) Amounts are rounded to the nearest whole cent for presentation purposes.

In addition, the final dividend payment of $0.10 per Series H Preferred Share for the period April 15, 2017 through the redemption date of May 4, 2017 was included in the redemption price.
Noncontrolling Interests of Common Units in Operating Partnership
As of June 30, 2017, the Operating Partnership had 145,223 common units of limited partnership interest outstanding, representing a 0.1% partnership interest, held by the limited partners. As of June 30, 2017, approximately $4,328 of cash or the equivalent value in common shares, at the Company’s option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $4,328 is based on the Company’s closing common share price of $29.80 on June 30, 2017, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. Subject to certain limitations, the outstanding common units of limited partnership interest are redeemable for cash, or at the Company’s option, for a like number of common shares of beneficial interest of the Company.

7.	Equity Incentive Plan
The 2014 Plan permits the Company to issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2014 Plan provides for a maximum of 2,900,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted or unrestricted share awards, phantom shares, performance awards, incentive awards, other share-based awards, or any combination of the foregoing. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2014 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2014 Plan terminates on February 17, 2024. The 2014 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than

100% of the fair value of the common shares on the date of grant. Restricted share awards and options under the 2014 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three year period. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. At June 30, 2017, there were 2,514,675 common shares available for future grant under the 2014 Plan. The 2014 Plan replaced the 2009 Plan. The Company will no longer make any grants under the 2009 Plan (although awards previously made under the 2009 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements).
Nonvested Share Awards with Service Conditions
From time to time, the Company awards nonvested shares under the 2014 Plan to executives, employees and members of the Board of Trustees. The nonvested shares issued to executives and employees generally vest over three years based on continued employment. The shares issued to the members of the Board of Trustees vest immediately upon issuance. The Company determines the grant date fair value of the nonvested shares based upon the closing price of its common shares on the New York Stock Exchange on the date of grant and number of shares per the award agreements. Compensation costs are recognized on a straight-line basis over the requisite service period and are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income.
A summary of the Company’s nonvested share awards with service conditions as of June 30, 2017 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2017	236,759	$30.78
Granted	125,407	29.03
Vested	(146,587)	30.99
Forfeited	0	0.00
Nonvested at June 30, 2017	215,579	$29.13
As of June 30, 2017 and December 31, 2016, there were $4,618 and $2,798, respectively, of total unrecognized compensation costs related to nonvested share awards with service conditions. As of June 30, 2017 and December 31, 2016, these costs were expected to be recognized over a weighted-average period of 1.5 years and 1.2 years, respectively. The total intrinsic value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three and six months ended June 30, 2017 was $1,736 and $4,417, respectively, and during the three and six months ended June 30, 2016 was $534 and $2,256, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with service conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income were $835 and $1,683 for the three and six months ended June 30, 2017, respectively, and $814 and $1,589 for the three and six months ended June 30, 2016, respectively.
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
The tranches described in (1) and (2) are nonvested share awards with market conditions. For the March 23, 2017 Awards, the grant date fair value of the awards with market conditions were estimated by the Company using historical data under the Monte Carlo valuation method provided by a third party consultant. The final values were determined during the second quarter of 2017 with an insignificant cumulative adjustment to compensation cost recorded. The third tranche is based on “return on invested capital” discussed below, which is a performance condition. The grant date fair values of the tranches with performance conditions were calculated based on the targeted awards, and the valuation is adjusted on a periodic basis.
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

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
March 23, 2017 Awards (performance period starting January 1, 2017)
Target amounts	27.30%	1.52%	N/A	N/A	$21.13	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$29.03	33.30%
Peer companies	27.30%	1.52%	N/A	0.987	$31.12	33.30%
March 23, 2017 Awards (performance period starting July 1, 2017)
Target amounts	27.30%	1.52%	N/A	N/A	$25.34	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$29.03	33.30%
Peer companies	27.30%	1.52%	N/A	0.987	$30.82	33.30%
A summary of the Company’s nonvested share awards with either market or performance conditions as of June 30, 2017 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2017	276,183	$27.36
Granted (1)	134,433	28.03
Vested	(67,975)	33.32
Forfeited	0	0.00
Nonvested at June 30, 2017	342,641	$28.80

(1)	Amount includes an additional 9,907 shares issued on February 24, 2017 from the March 20, 2014 grant, which were earned in excess of the target amount.
As of June 30, 2017 and December 31, 2016, there were $6,015 and $3,757, respectively, of total unrecognized compensation costs related to nonvested share awards with market or performance conditions. As of June 30, 2017 and December 31, 2016, these costs were expected to be recognized over a weighted-average period of 2.3 years and 1.8 years, respectively. As of June 30, 2017 and December 31, 2016, there were 531,507 and 463,532 share awards with market or performance conditions vested, respectively. Additionally, there were zero and 29,376 nonvested share awards with market or performance conditions earned but nonvested due to a service condition as of June 30, 2017 and December 31, 2016, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with market or performance conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income were $980 and $1,840 for the three and six months ended June 30, 2017, respectively, and $998 and $2,036 for the three and six months ended June 30, 2016, respectively.
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

8.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.
Other indirect hotel operating expenses consist of the following expenses incurred by the hotels:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
General and administrative	$24,969	$27,041	$49,560	$51,642
Sales and marketing	17,623	19,908	35,567	38,489
Repairs and maintenance	9,200	9,911	18,958	19,747
Management and incentive fees	10,943	10,926	18,169	18,557
Utilities and insurance	7,262	8,296	15,105	16,529
Franchise fees	2,501	3,245	4,338	5,522
Other expenses	679	956	1,136	1,712
Total other indirect expenses	$73,177	$80,283	$142,833	$152,198

As of June 30, 2017, LHL leased all 41 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L’Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	Hotel Vitale	San Francisco, CA
9.	Park Central San Francisco	San Francisco, CA
10.	Serrano Hotel	San Francisco, CA
11.	The Marker San Francisco	San Francisco, CA
12.	Villa Florence	San Francisco, CA
13.	Chaminade Resort and Conference Center	Santa Cruz, CA
14.	Viceroy Santa Monica	Santa Monica, CA
15.	Chamberlain West Hollywood	West Hollywood, CA
16.	Le Montrose Suite Hotel	West Hollywood, CA
17.	Le Parc Suite Hotel	West Hollywood, CA
18.	The Grafton on Sunset	West Hollywood, CA
19.	Hotel George	Washington, DC
20.	Hotel Madera	Washington, DC
21.	Hotel Palomar, Washington, DC	Washington, DC
22.	Hotel Rouge	Washington, DC
23.	Mason & Rook Hotel	Washington, DC
24.	Sofitel Washington, DC Lafayette Square	Washington, DC
25.	The Donovan	Washington, DC
26.	The Liaison Capitol Hill	Washington, DC
27.	Topaz Hotel	Washington, DC
28.	Southernmost Beach Resort Key West	Key West, FL
29.	The Marker Waterfront Resort	Key West, FL
30.	Hotel Chicago	Chicago, IL
31.	Westin Michigan Avenue	Chicago, IL
32.	Hyatt Regency Boston Harbor	Boston, MA
33.	Onyx Hotel	Boston, MA
34.	The Liberty Hotel	Boston, MA
35.	Westin Copley Place	Boston, MA
36.	Gild Hall	New York, NY
37.	The Roger	New York, NY
38.	Park Central Hotel New York (shared lease with WestHouse Hotel New York)	New York, NY
39.	WestHouse Hotel New York	New York, NY
40.	The Heathman Hotel	Portland, OR
41.	Embassy Suites Philadelphia - Center City	Philadelphia, PA

9.	Income Taxes
Income tax expense was comprised of the following for the three and six months ended June 30, 2017 and 2016:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
LHL’s income tax expense (benefit)	$4,939	$7,246	$(132)	$1,373
Operating Partnership’s income tax expense	64	364	362	617
Total income tax expense	$5,003	$7,610	$230	$1,990
The Company has estimated LHL’s income tax benefit for the six months ended June 30, 2017 by applying an estimated combined federal and state effective tax rate of 39.2% to LHL’s net loss of $580. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows:

		Fair Value Measurements at
		June 30, 2017	December 31, 2016
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$3,526	$3,295
Derivative interest rate instruments	Accounts payable and accrued expenses	$226	$927
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Borrowings under credit facilities	$0	$0	$0	$0
Term loans	$855,000	$856,238	$855,000	$857,224
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loan	$225,000	$224,556	$225,000	$225,224
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loan using interest rates ranging from 1.5% to 2.0% as of June 30, 2017 and from 1.5% and 1.8% as of December 31, 2016 with a weighted average effective interest rate of 1.5% as of June 30, 2017 and December 31, 2016. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s.
At June 30, 2017 and December 31, 2016, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and distributions payable were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

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
The computation of basic and diluted earnings per common share is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to common shareholders	$55,522	$55,176	$131,606	$61,193
Dividends paid on unvested restricted shares	(120)	(119)	(242)	(252)
Undistributed earnings attributable to unvested restricted shares	(11)	(10)	(57)	0
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$55,391	$55,047	$131,307	$60,941
Denominator:
Weighted average number of common shares - basic	112,951,714	112,784,976	112,937,794	112,766,734
Effect of dilutive securities:
Compensation-related shares	390,437	328,277	409,786	352,822
Weighted average number of common shares - diluted	113,342,151	113,113,253	113,347,580	113,119,556
Earnings per Common Share - Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.49	$0.49	$1.16	$0.54
Earnings per Common Share - Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.49	$0.49	$1.16	$0.54

12.	Supplemental Information to Statements of Cash Flows

	For the six months ended
	June 30,
	2017	2016
Interest paid, net of capitalized interest	$17,894	$22,747
Interest capitalized	171	233
Income taxes paid, net	1,044	839
Increase in distributions payable on common shares	58	47
(Decrease) increase in distributions payable on preferred shares	(1,289)	1,313
Write-off of fully amortized debt issuance costs	5,119	563
Increase (decrease) in accrued capital expenditures	1,280	(5,682)
Grant of nonvested shares and awards to employees and executives, net	7,698	4,347
Issuance of common shares for Board of Trustees compensation (1)	1,240	480
In conjunction with the sale of properties, the Company disposed of the following assets and liabilities:
Sale proceeds, net of closing costs	$398,147	$0
Other assets	10,760	0
Liabilities	(6,625)	0
Proceeds from sale of properties	$402,282	$0
(1) Refer to Note 6 for issuances of previously deferred shares.

13.	Subsequent Events
The Company paid the following common and preferred dividends subsequent to June 30, 2017:

Security Type	Dividend per Share/Unit (1)	For the Quarter Ended	Record Date	Date Paid
Common Shares/Units	$0.45	June 30, 2017	June 30, 2017	July 17, 2017
6.375% Series I Preferred Shares	$0.40	June 30, 2017	June 30, 2017	July 17, 2017
6.3% Series J Preferred Shares	$0.39	June 30, 2017	June 30, 2017	July 17, 2017
(1) Amounts are rounded to the nearest whole cent for presentation purposes.
On July 1, 2017, the Company issued 40,000 nonvested shares with service conditions to an executive who earned 80.0% of the 50,000 target number of shares from the nonvested share awards with market conditions granted on May 31, 2008. All of the shares earned, or 40,000 shares, vested immediately on July 1, 2017. The executive received a cash payment of $367 on the earned shares equal to the value of all dividends paid on common shares from May 31, 2008 until the determination date, July 1, 2017. As of July 1, 2017, the executive is entitled to receive dividends as declared and paid on the earned shares and to vote the shares. These common shares of beneficial interest were issued under the 2009 Plan.

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
As of June 30, 2017, the Company owned interests in 41 hotels with approximately 10,450 guest rooms located in seven states and the District of Columbia. Each hotel is leased to LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2017 and December 2019. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at June 30, 2017. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at June 30, 2017.
In addition to measuring the Company’s net income (loss), the Company also measures hotel performance by evaluating financial metrics such as room revenue per available room (“RevPAR”), funds from operations attributable to common shareholders and unitholders (“FFO”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company evaluates the hotels in its portfolio and potential acquisitions using these metrics to determine each hotel’s contribution or potential contribution toward reaching the Company’s goals of providing income to its shareholders through increases in distributable cash flow and increasing long-term total returns to shareholders through appreciation in the value of its common shares. The Company invests in capital improvements throughout the portfolio to continue to increase the competitiveness of its hotels and improve their financial performance. The Company actively seeks to acquire hotel properties, but continues to face significant competition for acquisitions that meet its investment criteria.
During the second quarter of 2017, the Company’s hotels continued to operate within a generally positive environment. All of the economic indicators the Company tracks were encouraging throughout the quarter. On the more positive side, consumer confidence remains at an elevated level and corporate profits reported thus far for the second quarter have been strong. Unemployment continued to drop below 5.0% and enplanements have been steady, with airline capacity increases expected during 2017. Similarly, estimates for U.S. GDP growth in 2017 have remained stable. The U.S. lodging industry benefited from a positive economic landscape overall, although there were signs of moderation in several markets. The industry RevPAR grew at a rate of 2.7% during the second quarter, with lodging industry demand up by 2.3% and a partially offsetting supply increase of 1.8%. Industry-wide pricing was moderate, leading to average daily rate (“ADR”) growth of 2.2%. The Company’s portfolio benefited from the operating environment, but RevPAR decreased during the quarter by 1.6% due to short-term market-wide headwinds in San Francisco. Excluding San Francisco, the Company’s portfolio RevPAR increased by 0.8%.
For the second quarter of 2017, the Company had net income attributable to common shareholders of $55.5 million, or $0.49 per diluted share. FFO was $88.5 million, or $0.78 per diluted share/unit (based on 113,487,374 weighted average shares and units outstanding during the three months ended June 30, 2017) and EBITDA was $118.5 million. RevPAR for the hotel portfolio was $227.31, which was a decrease of 1.6% compared to the second quarter of 2016. Occupancy declined by 1.1% and ADR was down by 0.5%.
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
Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016
The economic environment was positive during the second quarter. Industry demand increased during the second quarter of 2017 and kept pace with supply growth. As a result, industry-wide pricing was moderate. With respect to the Company’s hotels, occupancy decreased by 1.1% during the three months ended June 30, 2017 and ADR was down 0.5%, which resulted in a RevPAR decline of 1.6% year-over-year.

Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, decreased $45.0 million from $348.8 million in 2016 to $303.8 million in 2017. This decrease is primarily due to the sale of the 2016 and 2017 hotel dispositions, which consist of the sales of Indianapolis Marriott Downtown, Hotel Deca, Lansdowne Resort, Alexis Hotel, Hotel Triton and Westin Philadelphia (collectively, the “2016 and 2017 Disposition Properties”). The 2016 and 2017 Disposition Properties, which are not comparable year-over-year, contributed $35.8 million to the decrease in hotel operating revenues, mostly attributable to the Indianapolis Marriott Downtown and Lansdowne Resort. Additionally, the six San Francisco hotel properties experienced a combined $8.8 million decrease primarily due to the Moscone Convention Center’s expansion project, which resulted in lower ADR, RevPAR and occupancy throughout the market. A decrease of $1.4 million from Westin Michigan Avenue further contributed to the overall decrease, which was primarily due to a decline in group business.
These decreases are partially offset by a $1.5 million increase at Mason & Rook Hotel reflecting the completion of the hotel renovation, and a $1.0 million increase at The Hilton San Diego Resort and Spa as a result of increased group business and city wide events.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, decreasing a net $1.5 million across the 32 additional hotels in the portfolio.
Other Income
Other income increased $0.9 million from $2.3 million in 2016 to $3.2 million in 2017 primarily due to increased insurance gains from insurance proceeds related to minor property damage at various properties.
Hotel Operating Expenses
Hotel operating expenses decreased a net $23.0 million from $194.2 million in 2016 to $171.2 million in 2017. This overall decrease is primarily due to the results of the 2016 and 2017 Disposition Properties, which are not comparable year-over-year. These properties contributed $20.7 million to the decrease in hotel operating expenses, mostly attributable to the Indianapolis Marriott Downtown and Lansdowne Resort. In addition, the six San Francisco hotel properties had a combined $3.4 million decrease in expenses which corresponds to the decrease in revenues.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $1.1 million across the 35 additional hotels in the portfolio.
Depreciation and Amortization
Depreciation and amortization expense decreased $4.7 million from $48.8 million in 2016 to $44.1 million in 2017. Depreciation and amortization expense attributable to the 2016 and 2017 Disposition Properties, which are not comparable year-over-year, decreased $4.6 million. Depreciation and amortization expense across the remainder of the portfolio remained constant, decreasing a net $0.1 million throughout the portfolio.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses decreased $2.8 million from $16.9 million in 2016 to $14.1 million in 2017. This is primarily due to a $1.3 million decrease from the 2016 and 2017 Disposition Properties, which are not comparable year-over-year, and a $1.1 million decrease in real estate taxes from a property in San Francisco as a result of an assessment finalization. Real estate taxes and personal property taxes decreased by $0.4 million across the remaining hotels in the portfolio due primarily to successful real estate tax appeals, real estate tax refunds and real estate taxes capitalized as part of various renovation projects in 2017, which offset any increased real estate tax assessments. Insurance expense remain relatively constant throughout the portfolio.
Ground Rent
Ground rent decreased $0.3 million from $4.1 million in 2016 to $3.8 million in 2017 primarily due to a $0.2 million credit received at a San Diego property as a result of an operational audit. Ground rent at the other subject properties remained relatively constant, decreasing $0.1 million. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance.

General and Administrative
General and administrative expense decreased $0.7 million from $7.6 million in 2016 to $6.9 million in 2017 primarily due to a $1.6 million charge associated with the departure of the Company’s former Chief Financial Officer in 2016, partially offset by a combined $0.9 million increase in compensation costs and professional fees in 2017.
Other Expenses
Other expenses decreased $0.7 million from $2.3 million in 2016 to $1.6 million in 2017 primarily due to a net decrease of $0.9 million in management transition expenses, severance and pre-opening costs at a number of properties across the portfolio. The decrease is slightly offset by a $0.2 million increase in miscellaneous other expenses.
Interest Income
Interest income decreased $1.4 million from $1.7 million in 2016 to $0.3 million in 2017 mostly as a result of the sale of the Company’s junior mezzanine loan (the “Mezzanine Loan”), which was secured by pledges of equity interests in the entities that own Shutters on the Beach and Casa Del Mar, in July 2016, which was partially offset by interest earned on invested funds.
Interest Expense
Interest expense decreased $2.1 million from $11.5 million in 2016 to $9.4 million in 2017 due to a decrease in the Company’s weighted average debt outstanding, partially offset by an increase in the weighted average interest rate. The Company’s weighted average debt outstanding decreased from $1.47 billion in 2016 to $1.15 billion in 2017 due to paydowns on the unsecured credit facilities with net proceeds from the following:

•	the issuance of the 6.3% Series J Cumulative Redeemable Preferred Shares (the “Series J Preferred Shares”) in May 2016;

•	the sale of Indianapolis Marriott Downtown in July 2016;

•	the sale of the Mezzanine Loan in July 2016;

•	the sale of Hotel Deca in January 2017;

•	the sale of Lansdowne Resort in March 2017;

•	the sale of Alexis Hotel in March 2017;

•	the sale of Hotel Triton in April 2017; and

•	positive operating results from the hotel properties; offset by

•	the redemption of the 7.5% Series H Cumulative Redeemable Preferred Shares (the “Series H Preferred Shares”) in May 2017.
The Company’s weighted average interest rate, including the effect of capitalized interest, increased from 2.80% in 2016 to 2.94% in 2017. This increase is due in part to a decrease in the Company’s borrowings on its senior unsecured credit facility, which had a weighted average interest rate of 2.15% for the quarter ending June 30, 2016. Interest capitalized on renovations increased $0.1 million from an immaterial amount in 2016 to $0.1 million in 2017.
Income Tax Expense
Income tax expense decreased $2.6 million from $7.6 million in 2016 to $5.0 million in 2017. This decrease is primarily the result of a decrease in LHL’s net income before income tax expense of $5.3 million from $17.7 million in 2016 to $12.4 million in 2017. For the quarter ended June 30, 2017, LHL’s income tax expense was calculated using an estimated combined federal and state effective tax rate of 39.2%.
Gain on Sale of Properties
The gain on sale of properties was $11.2 million in 2017, which includes a net increase of approximately $0.1 million for the actualization of the gain on sale of Hotel Deca, Lansdowne Resort and Alexis Hotel, which were sold in the first quarter of 2017. The gain on sale of properties also includes a $6.7 million gain relating to the sale of Hotel Triton on April 11, 2017 and a $4.4 million gain relating to the sale of Westin Philadelphia on June 29, 2017.
Noncontrolling Interests in Consolidated Entities
Noncontrolling interests in consolidated entities represent the allocation of income or loss to the outside preferred ownership interests in a subsidiary and the outside ownership interest in a joint venture.

Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At June 30, 2017, third party limited partners held 0.1% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders were $4.4 million in 2017 and 2016.
Issuance Costs of Redeemed Preferred Shares
Issuance costs of redeemed preferred shares of $2.4 million in 2017 represent the offering costs related to the remaining Series H Preferred Shares, which were redeemed on May 4, 2017. The excess of fair value over carrying value (i.e. offering costs) is included in the determination of net income attributable to common shareholders.
Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016
Industry travel was stronger during the six months ended June 30, 2017, compared to the same prior year period. Industry demand grew at a faster rate than industry supply grew, which kept industry occupancy at a high level, and led to moderate pricing power and ADR growth during the period. With respect to the Company’s hotels, occupancy decreased by 0.5% during the six months ended June 30, 2017 and ADR increased 0.3%, which resulted in a slight RevPAR decline of 0.2% year-over-year.
Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, decreased $52.4 million from $607.2 million in 2016 to $554.8 million in 2017. This decrease is primarily due to the sale of the 2016 and 2017 Disposition Properties, which are not comparable year-over-year. These properties contributed $47.0 million to the decrease in hotel operating revenues, mostly attributable to the Indianapolis Marriott Downtown and Lansdowne Resort. Additionally, the six San Francisco hotel properties experienced a combined $14.2 million decrease primarily due to the Moscone Convention Center’s expansion project, which resulted in lower ADR, RevPAR and occupancy throughout the market. A decrease of $1.3 million from Park Central Hotel New York and WestHouse Hotel New York further contributed to the overall decrease, which was primarily due to new supply year-over-year in the market. Westin Michigan Avenue also experienced a $1.5 million decrease as a result of a decline in group business.
These decreases are partially offset by a $9.1 million increase at the Company’s nine properties located in Washington, DC as a result of the 2017 Presidential Inauguration and the completion of the Mason & Rook Hotel renovation.
The Liberty Hotel, San Diego Paradise Point Resort and Spa and The Hilton San Diego Resort and Spa experienced significant increases in total room, food and beverage and other operating department revenues. The Liberty Hotel had an increase of $1.7 million as a result of the completion of the hotel renovation. Increased group business and city wide events resulted in $1.4 million and $1.1 million increases at the San Diego Paradise Point Resort and Spa and The Hilton San Diego Resort and Spa, respectively.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, decreasing a net $1.7 million across the 20 additional hotels in the portfolio.
Other Income
Other income increased $2.6 million from $4.0 million in 2016 to $6.6 million in 2017 primarily due to increased insurance gains from insurance proceeds related to minor property damage at various properties and higher retail lease income.
Hotel Operating Expenses
Hotel operating expenses decreased a net $28.5 million from $365.0 million in 2016 to $336.5 million in 2017. This overall decrease is primarily due to $27.4 million from the 2016 and 2017 Disposition Properties, which are not comparable year-over-year, again, mostly attributable to the Indianapolis Marriott Downtown and Lansdowne Resort. In addition, the six San Francisco hotel properties had a combined $7.2 million decrease in expenses which corresponds to the decrease in revenues.
These decreases are partially offset by a combined $3.7 million increase at the Company’s nine properties located in Washington, DC as a result of the 2017 Presidential Inauguration and the completion of the Mason & Rook Hotel renovation.

Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $2.4 million across the 26 additional hotels in the portfolio.
Depreciation and Amortization
Depreciation and amortization expense decreased $5.2 million from $96.5 million in 2016 to $91.3 million in 2017. Depreciation and amortization expense attributable to the 2016 and 2017 Disposition Properties, which are not comparable year-over-year, decreased $6.4 million. This decrease was partially offset by a net $1.2 million increase across the remaining hotels in the portfolio due to the depreciation of new assets placed into service reflecting the Company’s recent renovation activity.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses decreased $2.9 million from $33.1 million in 2016 to $30.2 million in 2017. This decrease is primarily due to a $1.7 million decrease attributable to the 2016 and 2017 Disposition Properties, which are not comparable year-over-year, and a $1.2 million decrease in real estate taxes from a property in San Francisco as a result of an assessment finalization. Real estate taxes and personal property taxes remained relatively constant, increasing by $0.1 million across the remaining hotels in the portfolio. Insurance expense also remained relatively constant, decreasing by $0.1 million reflecting slightly lower premiums throughout the portfolio.
Ground Rent
Ground rent decreased $0.7 million from $7.9 million in 2016 to $7.2 million in 2017 primarily due to a $0.6 million credit received at a San Diego property as a result of an operational audit. Ground rent at the other subject properties remained relatively constant, decreasing $0.1 million. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance.
General and Administrative
General and administrative expense remained flat at $13.5 million in 2016 and 2017. A $1.6 million charge associated with the departure of the Company’s former Chief Financial Officer in 2016 is offset by a combined $1.6 million increase in compensation costs and professional fees in 2017.
Other Expenses
Other expenses decreased $1.0 million from $4.5 million in 2016 to $3.5 million in 2017 primarily due to a net decrease of $2.4 million in management transition expenses, severance and pre-opening costs at a number of properties across the portfolio. The decrease is partially offset by losses from property damage, which are largely covered by insurance proceeds, retail lease expenses and miscellaneous other expenses which increased a net $1.4 million in 2017.
Interest Income
Interest income decreased $2.8 million from $3.3 million in 2016 to $0.5 million in 2017 as a result of the sale of the Company’s Mezzanine Loan, which was secured by pledges of equity interests in the entities that own Shutters on the Beach and Casa Del Mar, in July 2016, which was partially offset by interest earned on invested funds.
Interest Expense
Interest expense decreased $4.0 million from $23.3 million in 2016 to $19.3 million in 2017 due to a decrease in the Company’s weighted average debt outstanding, partially offset by an increase in the weighted average interest rate. The Company’s weighted average debt outstanding decreased from $1.49 billion in 2016 to $1.16 billion in 2017 due to paydowns on the unsecured credit facilities with net proceeds from the following:

•	the issuance of the Series J Preferred Shares in May 2016;

•	the sale of Indianapolis Marriott Downtown in July 2016;

•	the sale of the Mezzanine Loan in July 2016;

•	the sale of Hotel Deca in January 2017;

•	the sale of Lansdowne Resort in March 2017;

•	the sale of Alexis Hotel in March 2017;

•	the sale of Hotel Triton in April 2017; and

•	positive operating results from the hotel properties; offset by

•	the redemption of the Series H Preferred Shares in May 2017.

The Company’s weighted average interest rate, including the effect of capitalized interest, increased from 2.80% in 2016 to 2.98% in 2017. This increase is due in part to a decrease in the Company’s borrowings on its senior unsecured credit facility, which had a weighted average interest rate of 2.14% for the six months ending June 30, 2016. Interest capitalized on renovations was $0.2 million in both periods.
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
Income Tax Expense
Income tax expense decreased $1.8 million from $2.0 million in 2016 to $0.2 million in 2017. This decrease is primarily the result of an increase in LHL’s net loss before income tax benefit of $3.9 million from net income before income tax expense of $3.3 million in 2016 to a net loss before income tax benefit of $0.6 million in 2017. For the six months ended June 30, 2017, LHL’s income tax benefit was calculated using an estimated combined federal and state effective tax rate of 39.2%.
Gain on Sale of Properties
The gain on sale of properties was $85.5 million in 2017, which consists of a $30.7 million gain relating to the sale of Hotel Deca on January 19, 2017, a $10.3 million gain relating to the sale of Lansdowne Resort on March 22, 2017, a $33.4 million gain relating to the sale of Alexis Hotel on March 31, 2017, a $6.7 million gain relating to the sale of Hotel Triton on April 11, 2017 and a $4.4 million gain relating to the sale of Westin Philadelphia on June 29, 2017.
Noncontrolling Interests in Consolidated Entities
Noncontrolling interests in consolidated entities represent the allocation of income or loss to the outside preferred ownership interests in a subsidiary and the outside ownership interest in a joint venture.
Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At June 30, 2017, third party limited partners held 0.1% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders increased $2.4 million from $7.4 million in 2016 to $9.8 million in 2017 due to increased distributions on the Series J Preferred Shares, which were issued on May 25, 2016, partially offset by decreased distributions on the Series H Preferred Shares, which were redeemed on May 4, 2017.
Issuance Costs of Redeemed Preferred Shares
Issuance costs of redeemed preferred shares of $2.4 million in 2017 represent the offering costs related to the remaining Series H Preferred Shares, which were redeemed on May 4, 2017. The excess of fair value over carrying value (i.e. offering costs) is included in the determination of net income attributable to common shareholders.
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
The following is a reconciliation between net income attributable to common shareholders and FFO attributable to common shareholders and unitholders for the three and six months ended June 30, 2017 and 2016 (in thousands, except share and unit data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to common shareholders	$55,522	$55,176	$131,606	$61,193
Depreciation	43,928	48,706	91,059	96,200
Amortization of deferred lease costs	91	82	170	162
Noncontrolling interests:
Noncontrolling interests in consolidated entities	8	8	8	8
Noncontrolling interests of common units in Operating Partnership	83	81	193	96
Less: Gain on sale of properties	(11,156)	0	(85,514)	0
FFO attributable to common shareholders and unitholders	$88,476	$104,053	$137,522	$157,659
Weighted average number of common shares and units outstanding:
Basic	113,096,937	112,930,199	113,083,017	112,911,957
Diluted	113,487,374	113,258,476	113,492,803	113,264,779

The following is a reconciliation between net income attributable to common shareholders and EBITDA for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to common shareholders	$55,522	$55,176	$131,606	$61,193
Interest expense	9,423	11,482	19,250	23,349
Loss from extinguishment of debt	0	0	1,706	0
Income tax expense	5,003	7,610	230	1,990
Depreciation and amortization	44,066	48,841	91,329	96,469
Noncontrolling interests:
Noncontrolling interests in consolidated entities	8	8	8	8
Noncontrolling interests of common units in Operating Partnership	83	81	193	96
Distributions to preferred shareholders	4,387	4,355	9,792	7,397
EBITDA (1)	$118,492	$127,553	$254,114	$190,502
(1)EBITDA includes (i) a net increase of approximately $0.1 million for the actualization of gain on sale of Hotel Deca, Lansdowne Resort and Alexis Hotel for the three months ended June 30, 2017, and (ii) gain on sale of Hotel Triton and Westin Philadelphia of $6.7 million and $4.4 million for the three months ended June 30, 2017, respectively. EBITDA includes gain on the sale of Hotel Deca, Lansdowne Resort, Alexis Hotel, Hotel Triton and Westin Philadelphia of $30.7 million, $10.3 million, $33.4 million, $6.7 million and $4.4 million for the six months ended June 30, 2017, respectively.
Off-Balance Sheet Arrangements
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (i) certain non-routine repairs and maintenance to the hotels and (ii) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of June 30, 2017, the Company held a total of $13.2 million of restricted cash reserves, $11.3 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.
Liquidity and Capital Resources
The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company’s hotels. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company’s 39 unencumbered properties (subject to certain terms and conditions of the credit agreement) as of June 30, 2017, the sale of one or more properties (subject to certain conditions of the management agreements at four of the Company’s properties), debt or equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership.
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

Debt Summary
Debt as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	June 30, 2017	December 31, 2016
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2021 (a)	$0	$0
LHL unsecured credit facility	Floating (b)	January 2021 (b)	0	0
Total borrowings under credit facilities			0	0
Term loans
First Term Loan	Floating/Fixed (c)	January 2022	300,000	300,000
Second Term Loan	Floating/Fixed (c)	January 2021	555,000	555,000
Debt issuance costs, net			(2,013)	(2,242)
Total term loans, net of unamortized debt issuance costs			852,987	852,758
Massport Bonds
Hyatt Regency Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Regency Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Debt issuance costs, net			(28)	(45)
Total bonds payable, net of unamortized debt issuance costs			42,472	42,455
Mortgage loan
Westin Copley Place	Floating (e)	August 2018 (e)	225,000	225,000
Debt issuance costs, net			(1,030)	(1,506)
Total mortgage loan, net of unamortized debt issuance costs			223,970	223,494
Total debt			$1,119,429	$1,118,707

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at June 30, 2017 and December 31, 2016. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at June 30, 2017 and December 31, 2016. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for the First Term Loan (as defined below) and the Second Term Loan (as defined below). At June 30, 2017 and December 31, 2016, the Company had interest rate swaps on the full amounts outstanding. See “Derivative and Hedging Activities” below. At June 30, 2017, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 2.23% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements). At December 31, 2016, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 2.38% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank National Association that expire in September 2017. The letters of credit have a one-year extension option through September 2018 and are secured by the Hyatt Regency Boston Harbor, however, the letters of credit will not be extended beyond the Massport Bonds’ maturity date. The bonds bear interest based on weekly floating rates. The interest rates as of June 30, 2017 were 1.19% and 0.94% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2016 were 0.75% and 0.76% for the $5,400 and $37,100 bonds, respectively. The Company incurs an annual letter of credit fee of 1.35%.

(e)
The mortgage loan matures on August 14, 2018 with three options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). The interest rate as of June 30, 2017 was LIBOR plus 1.75%, which equaled 2.91%. The interest rate as of December 31, 2016 was LIBOR plus 1.75%, which equaled 2.46%. The mortgage loan allows for prepayments without penalty, subject to certain terms and conditions.

A summary of the Company’s interest expense and weighted average interest rates for unswapped variable rate debt for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest Expense:
Interest incurred	$8,852	$10,685	$17,992	$21,869
Amortization of debt issuance costs	664	835	1,429	1,713
Capitalized interest	(93)	(38)	(171)	(233)
Interest expense	$9,423	$11,482	$19,250	$23,349

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	N/A	2.15%	N/A	2.14%
LHL unsecured credit facility	N/A	2.14%	N/A	2.13%
Massport Bonds	0.87%	0.41%	0.79%	0.26%
Mortgage loan (Westin Copley Place)	2.76%	2.19%	2.65%	2.18%
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
On January 10, 2017, LHL also refinanced its $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. As amended, the LHL credit facility matures on January 10, 2021, subject to two six-month extensions that LHL may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. Additionally, LHL is required to pay a variable unused commitment fee of 0.20% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the LHL unsecured credit facility.
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
The Company has entered into interest rate swap agreements to effectively fix the LIBOR rates for the term loans (see “Derivative and Hedging Activities” below).
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
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCI”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.23% at June 30, 2017. As of June 30, 2017, the Company has interest rate swaps with an aggregate notional amount of $555.0 million to hedge the variable interest rate on the Second Term Loan and, as a result, the fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) is 2.95% through May 16, 2019. From May 16, 2019 through the term of the Second Term Loan, the Company has interest rate swaps with an aggregate notional amount of $377.5 million to hedge a portion of the variable interest rate debt on the Second Term Loan. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following tables present the effect of derivative instruments on the Company’s consolidated statements of operations and comprehensive income, including the location and amount of unrealized loss on outstanding derivative instruments in cash flow hedging relationships, for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Amount of Loss Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Net Income	Amount of Loss Reclassified from AOCI into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	June 30,			June 30,
	2017	2016		2017	2016
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(1,675)	$(5,971)	Interest expense	$498	$1,730

	Amount of Loss Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Net Income	Amount of Loss Reclassified from AOCI into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the six months ended			For the six months ended
	June 30,			June 30,
	2017	2016		2017	2016
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(551)	$(20,223)	Interest expense	$1,483	$3,510
During the six months ended June 30, 2017 and 2016, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of June 30, 2017, there was $3.3 million in cumulative unrealized gain of which $3.3 million was included in AOCI and an immaterial amount was attributable to noncontrolling interests. As of December 31, 2016, there was $2.4 million in cumulative unrealized gain of which $2.4 million was included in AOCI and an immaterial amount was attributable to noncontrolling interests. The Company expects that approximately $0.9 million will be reclassified from AOCI and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of June 30, 2017.
Extinguishment of Debt
As discussed above, on January 10, 2017, the Company refinanced its senior unsecured credit facility and First Term Loan and LHL refinanced its unsecured revolving credit facility. The refinancing arrangements for the senior unsecured credit facility and First Term Loan were considered substantial modifications. The Company recognized a loss from extinguishment of debt of zero and $1.7 million, which is included in the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017, respectively. The loss from extinguishment of debt represents a portion of the unamortized debt issuance costs incurred for the senior unsecured credit facility when the original agreement was executed and the debt issuance costs incurred in connection with the refinancing of the First Term Loan.
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
As of June 30, 2017, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable and mortgage loan.
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

		Fair Value Measurements at
		June 30, 2017	December 31, 2016
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$3,526	$3,295
Derivative interest rate instruments	Accounts payable and accrued expenses	$226	$927
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Borrowings under credit facilities	$0	$0	$0	$0
Term loans	$855,000	$856,238	$855,000	$857,224
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loan	$225,000	$224,556	$225,000	$225,224
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loan using interest rates ranging from 1.5% to 2.0% as of June 30, 2017 and from 1.5% and 1.8% as of December 31, 2016 with a weighted average effective interest rate of 1.5% as of June 30, 2017 and December 31, 2016. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s.
At June 30, 2017 and December 31, 2016, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and distributions payable were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
Equity Repurchases
The Company’s Board of Trustees previously authorized an expanded share repurchase program (the “Repurchase Program”) to acquire up to $600.0 million of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. As of June 30, 2017, the Company has availability under the Repurchase Program to acquire up to $569.8 million of common shares of beneficial interest. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.
Sources and Uses of Cash
As of June 30, 2017, the Company had $461.4 million of cash and cash equivalents and $13.2 million of restricted cash reserves, $11.3 million of which was available for future capital expenditures. Additionally, the Company had $747.5 million available under the Company’s senior unsecured credit facility, with $2.5 million reserved for outstanding letters of credit, and $25.0 million available under LHL’s unsecured credit facility.
Net cash provided by operating activities was $149.1 million for the six months ended June 30, 2017 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.
Net cash provided by investing activities was $366.5 million for the six months ended June 30, 2017 primarily due to proceeds from the sale of Hotel Deca, Lansdowne Resort, Alexis Hotel, Hotel Triton and Westin Philadelphia, partially offset by outflows for improvements and additions at the hotels.
Net cash used in financing activities was $188.8 million for the six months ended June 30, 2017 primarily due to payment of distributions to the common shareholders and unitholders, payment for the redemption of preferred shares, payment of distributions to preferred shareholders and payment of debt issuance costs.
The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with available cash on hand, cash flows provided by operating activities, borrowings under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 39 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at four of the Company’s properties), debt or equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 39 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at four of the Company’s properties) or the issuance of additional equity securities.
The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 39 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at four of the Company’s properties), estimated cash flows from operations, debt or equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved.
Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Company’s reserve funds.
Contractual Obligations
The following is a summary of the Company’s obligations and commitments as of June 30, 2017 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loan	$225,000	$0	$225,000	$0	$0
Mortgage loan interest (1)	7,984	6,638	1,346	0	0
Borrowings under credit facilities (2)	0	0	0	0	0
Credit facilities interest (2)	0	0	0	0	0
Capital and operating leases (3)	539,443	11,386	22,979	23,684	481,394
Massport Bonds (2)	42,500	42,500	0	0	0
Massport Bonds interest (2)	275	275	0	0	0
Term loans (4)	855,000	0	0	855,000	0
Term loans interest (4)	93,156	24,186	47,945	21,025	0
Purchase commitments (5)
Purchase orders and letters of commitment	39,496	39,496	0	0	0
Total obligations and commitments	$1,802,854	$124,481	$297,270	$899,709	$481,394

(1)	Interest expense is calculated based on the variable rate as of June 30, 2017 for Westin Copley Place.

(2)	Interest expense, if applicable, is calculated based on the variable rate as of June 30, 2017.

(3)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Rents on ground leases may be subject to adjustments based on future interest rates and hotel performance.

(4)
The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the First Term Loan, resulting in a fixed all-in interest rate of 2.23%, at the Company’s current leverage ratio (as defined in the agreements) through August 2, 2017, the interest rate swaps’ maturity date. The Company entered into separate interest rate swap agreements for the Second Term Loan, resulting in a fixed all-in interest rate of 2.95% at the Company’s current leverage ratio (as defined in the agreements). The $377.5 million portion of the Second Term Loan is fixed through its maturity date of January 29, 2021 and the $177.5 million portion of the Second Term Loan is fixed through May 16, 2019, the interest rate swaps’ maturity date. It is assumed that the outstanding debt as of June 30, 2017 will be repaid upon maturity with fixed interest-only payments through the swapped periods and interest calculated based on the variable rate as of June 30, 2017 for the unswapped period of the term loans.

(5)
As of June 30, 2017, purchase orders and letters of commitment totaling approximately $39.5 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels
The following table sets forth pro forma historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio owned as of June 30, 2017 for the three and six months ended June 30, 2017 and 2016:

	For the three months ended			For the six months ended
	June 30,			June 30,
	2017	2016	Variance	2017	2016	Variance
Occupancy	88.2%	89.1%	(1.1%)	83.0%	83.4%	(0.5%)
ADR	$257.86	$259.23	(0.5%)	$244.36	$243.72	0.3%
RevPAR	$227.31	$231.02	(1.6%)	$202.86	$203.27	(0.2%)
For presentation of comparable information, the above hotel statistics exclude (i) Hotel Triton due to its disposition during the second quarter of 2017, (ii) Hotel Deca, Lansdowne Resort and Alexis Hotel due to their dispositions during the first quarter of 2017 and (iii) Indianapolis Marriott Downtown due to its disposition in July 2016. Westin Philadelphia is included for all periods presented. For the six months ended June 30, 2017 and 2016, the above hotel statistics exclude first quarter results for Mason & Rook Hotel due to the hotel’s closure for renovation during the first quarter of 2016.
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
The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of June 30, 2017, $267.5 million of the Company’s aggregate indebtedness (23.8% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the First Term Loan and Second Term Loan since the Company hedged their variable interest rates to fixed interest rates.
If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $0.7 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $267.5 million, the balance as of June 30, 2017.

Item 4.	Controls and Procedures
Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2017. There were no changes to the Company’s internal control over financial reporting during the second quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1, 2017 - April 30, 2017	3,167	$28.56	—	$—
May 1, 2017 - May 31, 2017	—	$—	—	$—
June 1, 2017 - June 30, 2017	25,700	$29.80	—	$—
Total	28,867	$29.66	—	$569,807,000

(1)
Reflects shares surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted shares. The average price paid reflects the average market value of shares withheld for tax purposes.

(2)
On August 29, 2011, the Company announced its Board of Trustees had authorized the Repurchase Program to acquire up to $100.0 million of the Company’s common shares of beneficial interest. On February 22, 2017, the Company announced the Board of Trustees authorized an expansion of the Repurchase Program to acquire up to an additional $500.0 million of the Company’s common shares of beneficial interest. The Company cumulatively repurchased $30.2 million of common shares of beneficial interest pursuant to the Repurchase Program through June 30, 2017. As of June 30, 2017 the Company had availability under the Repurchase Program to acquire up to $569.8 million of common shares of beneficial interest. The authorization did not include specific price targets or an expiration date. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.

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

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on July 19, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Date:	July 19, 2017	BY:	/s/ KENNETH G. FULLER
Kenneth G. Fuller
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on July 19, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements