Form 10-Q
period 2017-09-30
LaSalle Hotel Properties
filed 2017-10-19
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at October 19, 2017
Common Shares of Beneficial Interest ($0.01 par value)	113,231,780
6.375% Series I Cumulative Redeemable Preferred Shares ($0.01 par value)	4,400,000
6.3% Series J Cumulative Redeemable Preferred Shares ($0.01 par value)	6,000,000

LASALLE HOTEL PROPERTIES

PART I.	Financial Information

Item 1.	Financial Statements
LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets:
Investment in hotel properties, net (Note 3)	$3,271,918	$3,672,209
Property under development	41,639	21,078
Assets held for sale (Note 3)	0	23,283
Cash and cash equivalents	444,285	134,652
Restricted cash reserves (Note 5)	14,654	15,035
Hotel receivables (net of allowance for doubtful accounts of $397 and $279, respectively)	43,495	35,403
Debt issuance costs for borrowings under credit facilities, net	3,547	1,699
Deferred tax assets	1,730	1,902
Prepaid expenses and other assets	49,285	38,818
Total assets	$3,870,553	$3,944,079
Liabilities:
Borrowings under credit facilities (Note 4)	$0	$0
Term loans, net of unamortized debt issuance costs (Note 4)	853,049	852,758
Bonds payable, net of unamortized debt issuance costs (Note 4)	42,484	42,455
Mortgage loan, net of unamortized debt issuance costs (Note 4)	224,200	223,494
Accounts payable and accrued expenses	153,620	171,965
Liabilities of assets held for sale (Note 3)	0	247
Advance deposits	31,684	33,232
Accrued interest	2,219	2,209
Distributions payable	55,135	56,360
Total liabilities	1,362,391	1,382,720
Commitments and contingencies (Note 5)
Equity:
Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par value (liquidation preference of $260,000 and $328,750, respectively), 40,000,000 shares authorized; 10,400,000 and 13,150,000 shares issued and outstanding, respectively (Note 6)	104	132
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 113,251,427 shares issued and 113,231,780 shares outstanding, respectively, and 113,115,442 shares issued and 113,088,074 shares outstanding, respectively (Note 6)	1,132	1,131
Treasury shares, at cost (Note 6)	(553)	(739)
Additional paid-in capital, net of offering costs of $82,842 and $85,223, respectively	2,766,385	2,830,740
Accumulated other comprehensive income (Note 4)	4,358	2,365
Distributions in excess of retained earnings	(266,607)	(275,564)
Total shareholders’ equity	2,504,819	2,558,065
Noncontrolling Interests:
Noncontrolling interests in consolidated entities	17	17
Noncontrolling interests of common units in Operating Partnership (Note 6)	3,326	3,277
Total noncontrolling interests	3,343	3,294
Total equity	2,508,162	2,561,359
Total liabilities and equity	$3,870,553	$3,944,079
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Hotel operating revenues:
Room	$209,019	$237,757	$609,769	$664,463
Food and beverage	50,191	61,718	161,803	197,090
Other operating department	24,243	25,892	66,728	70,992
Total hotel operating revenues	283,453	325,367	838,300	932,545
Other income	2,403	1,569	9,005	5,582
Total revenues	285,856	326,936	847,305	938,127
Expenses:
Hotel operating expenses:
Room	55,474	59,342	163,068	170,596
Food and beverage	37,628	44,307	116,908	137,209
Other direct	2,793	4,562	9,631	13,218
Other indirect (Note 8)	69,207	78,734	212,040	230,932
Total hotel operating expenses	165,102	186,945	501,647	551,955
Depreciation and amortization	43,355	48,022	134,684	144,491
Real estate taxes, personal property taxes and insurance	16,663	13,913	46,867	47,023
Ground rent (Note 5)	4,788	4,570	11,996	12,491
General and administrative	6,475	6,076	19,946	19,549
Other expenses	3,179	1,007	6,656	5,512
Total operating expenses	239,562	260,533	721,796	781,021
Operating income	46,294	66,403	125,509	157,106
Interest income	951	167	1,408	3,497
Interest expense	(10,026)	(10,332)	(29,276)	(33,681)
Loss from extinguishment of debt (Note 4)	0	0	(1,706)	0
Income before income tax expense	37,219	56,238	95,935	126,922
Income tax expense (Note 9)	(1,978)	(3,109)	(2,208)	(5,099)
Income before net gain on sale of properties and sale of note receivable	35,241	53,129	93,727	121,823
Net gain on sale of properties and sale of note receivable (Note 3)	31	104,549	85,545	104,549
Net income	35,272	157,678	179,272	226,372
Net income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	0	0	(8)	(8)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(49)	(203)	(242)	(299)
Net income attributable to noncontrolling interests	(49)	(203)	(250)	(307)
Net income attributable to the Company	35,223	157,475	179,022	226,065
Distributions to preferred shareholders	(4,116)	(5,405)	(13,908)	(12,802)
Issuance costs of redeemed preferred shares (Note 6)	0	0	(2,401)	0
Net income attributable to common shareholders	$31,107	$152,070	$162,713	$213,263

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income - Continued
(in thousands, except share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Earnings per Common Share - Basic (Note 11):
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.27	$1.34	$1.44	$1.89
Earnings per Common Share - Diluted (Note 11):
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.27	$1.34	$1.43	$1.88
Weighted average number of common shares outstanding:
Basic	113,007,475	112,811,403	112,961,365	112,781,732
Diluted	113,383,360	113,159,844	113,343,711	113,138,897

Comprehensive Income:
Net income	$35,272	$157,678	$179,272	$226,372
Other comprehensive income:
Unrealized gain (loss) on interest rate derivative instruments (Note 4)	517	3,172	(34)	(17,051)
Reclassification adjustment for amounts recognized in net income (Note 4)	547	1,637	2,030	5,147
	36,336	162,487	181,268	214,468
Comprehensive income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	0	0	(8)	(8)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(51)	(209)	(245)	(284)
Comprehensive income attributable to noncontrolling interests	(51)	(209)	(253)	(292)
Comprehensive income attributable to the Company	$36,285	$162,278	$181,015	$214,176
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)
(unaudited)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2015	$72	$1,131	$(4,798)	$2,684,010	$(97)	$(306,051)	$2,374,267	$18	$3,198	$3,216	$2,377,483
Issuance of shares, net of offering costs	60	0	3,196	142,208	0	0	145,464	0	0	0	145,464
Repurchase of common shares into treasury	0	0	(2,145)	0	0	0	(2,145)	0	0	0	(2,145)
Deferred compensation, net	0	0	2,971	2,918	0	0	5,889	0	0	0	5,889
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(365)	(365)	0	0	0	(365)
Distributions on common shares/units ($1.35 per share/unit)	0	0	0	0	0	(152,785)	(152,785)	0	(196)	(196)	(152,981)
Distributions on preferred shares	0	0	0	0	0	(12,802)	(12,802)	(9)	0	(9)	(12,811)
Net income	0	0	0	0	0	226,065	226,065	8	299	307	226,372
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(17,029)	0	(17,029)	0	(22)	(22)	(17,051)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	5,140	0	5,140	0	7	7	5,147
Balance, September 30, 2016	$132	$1,131	$(776)	$2,829,136	$(11,986)	$(245,938)	$2,571,699	$17	$3,286	$3,303	$2,575,002

Balance, December 31, 2016	$132	$1,131	$(739)	$2,830,740	$2,365	$(275,564)	$2,558,065	$17	$3,277	$3,294	$2,561,359
Issuance of shares, net of offering costs	0	0	3,776	(2,536)	0	0	1,240	0	0	0	1,240
Redemption of preferred shares	(28)	0	0	(66,341)	0	(2,401)	(68,770)	0	0	0	(68,770)
Repurchase of common shares into treasury	0	0	(4,241)	0	0	0	(4,241)	0	0	0	(4,241)
Deferred compensation, net	0	1	651	4,522	0	0	5,174	0	0	0	5,174
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(780)	(780)	0	0	0	(780)
Distributions on common shares/units ($1.35 per share/unit)	0	0	0	0	0	(152,976)	(152,976)	0	(196)	(196)	(153,172)
Distributions on preferred shares	0	0	0	0	0	(13,908)	(13,908)	(8)	0	(8)	(13,916)
Net income	0	0	0	0	0	179,022	179,022	8	242	250	179,272
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(34)	0	(34)	0	0	0	(34)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	2,027	0	2,027	0	3	3	2,030
Balance, September 30, 2017	$104	$1,132	$(553)	$2,766,385	$4,358	$(266,607)	$2,504,819	$17	$3,326	$3,343	$2,508,162
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$179,272	$226,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,684	144,491
Amortization of debt issuance costs	2,098	2,554
Loss from extinguishment of debt	1,706	0
Net gain on sale of properties and sale of note receivable	(85,545)	(104,549)
Amortization of deferred compensation	5,174	5,889
Deferred income tax expense	172	1,499
Allowance for doubtful accounts	118	38
Other	1,352	221
Changes in assets and liabilities:
Restricted cash reserves	237	3,090
Hotel receivables	(13,114)	(10,835)
Prepaid expenses and other assets	(16,548)	(6,372)
Accounts payable and accrued expenses	7,088	7,651
Advance deposits	2,772	7,459
Accrued interest	10	(1,193)
Net cash provided by operating activities	219,476	276,315
Cash flows from investing activities:
Additions to properties	(67,023)	(61,006)
Improvements to properties	0	(14,147)
Purchase of office furniture and equipment	(14)	(22)
Proceeds from sale of note receivable	0	79,712
Restricted cash reserves	(1,356)	8,134
Proceeds from sale of properties	402,400	166,736
Property insurance proceeds	2,735	1,602
Net cash provided by investing activities	336,742	181,009
Cash flows from financing activities:
Borrowings under credit facilities	0	431,496
Repayments under credit facilities	0	(452,496)
Repayments of mortgage loans	0	(286,294)
Payment of debt issuance costs	(4,626)	(5)
Purchase of treasury shares	(4,241)	(2,145)
Proceeds from issuance of preferred shares	0	150,000
Payment of preferred offering costs	0	(4,922)
Payment of common offering costs	0	(94)
Distributions on earned shares from share awards with market conditions	(780)	(365)
Redemption of preferred shares	(68,750)	0
Distributions on preferred shares	(15,205)	(10,448)
Distributions on common shares/units	(152,983)	(152,783)
Net cash used in financing activities	(246,585)	(328,056)
Net change in cash and cash equivalents	309,633	129,268
Cash and cash equivalents, beginning of period	134,652	5,700
Cash and cash equivalents, end of period	$444,285	$134,968
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
As of September 30, 2017, the Company owned interests in 41 hotels with approximately 10,450 guest rooms located in seven states and the District of Columbia. Each hotel is leased to LHL (see Note 8) under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2017 and December 2019. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at September 30, 2017. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at September 30, 2017. See Note 6 for additional disclosures related to common units of the Operating Partnership.

2.	Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Share-Based Compensation
From time to time, the Company awards shares under the 2014 Equity Incentive Plan, as amended (“2014 Plan”), which has approximately six years remaining, as compensation to executives, employees and members of the Board of Trustees (see Note 7). The shares issued to executives and employees generally vest over three years. The shares issued to members of the Board of Trustees vest immediately upon issuance. The Company recognizes compensation expense for nonvested shares with service conditions or service and market conditions on a straight-line basis over the vesting period based upon the fair value of the shares on the date of issuance, adjusted for forfeitures. Compensation expense for nonvested shares with service and performance conditions is recognized based on the fair value of the estimated number of shares expected to vest, as revised throughout the vesting period, adjusted for forfeitures. The 2014 Plan replaced the 2009 Equity Incentive Plan (“2009 Plan”) in May 2014.
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
As of September 30, 2017, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by third parties, (ii) the outside preferred ownership interests in a subsidiary and (iii) the outside ownership interest in a joint venture.

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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. By working in conjunction with its hotel operators, the Company has completed its evaluation of the effect that ASU No. 2014-09 will have on its consolidated financial statements and its evaluation of each of its revenue streams under the new standard. Because of the short-term, day-to-day nature of the Company’s hotel revenues the Company has determined that the pattern of revenue recognition will not change significantly. Additionally, the Company does not sell hotel properties to customers as defined by FASB, but has historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations, and therefore, ASU No. 2014-09 will not impact the recognition of hotel sales. The Company is currently finalizing its expanded disclosure for the notes to the consolidated financial statements pursuant to the new requirements. The Company will adopt the new standard on its effective date of January 1, 2018 under the cumulative effect transition method.
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
In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. ASU No. 2017-05 will impact the recognition of gains and losses from hotel sales. This standard will be effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company is evaluating the effect that ASU No. 2017-05 will have on its consolidated financial statements and related disclosures.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of hedge accounting. This standard will be effective for the first annual period beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. The Company is evaluating the effect that ASU No. 2017-12 will have on its consolidated financial statements and related disclosures.

3.	Investment in Hotel Properties
Investment in hotel properties as of September 30, 2017 and December 31, 2016 consists of the following:

	September 30, 2017	December 31, 2016
Land	$624,782	$727,176
Buildings and improvements	3,263,572	3,531,280
Furniture, fixtures and equipment	733,459	769,671
Investment in hotel properties, gross	4,621,813	5,028,127
Accumulated depreciation	(1,349,895)	(1,355,918)
Investment in hotel properties, net	$3,271,918	$3,672,209
As of September 30, 2017, buildings and improvements included capital lease assets of $149,457 and accumulated depreciation included amounts related to capital lease assets of $25,890. As of December 31, 2016, buildings and improvements included capital lease assets of $183,503 and accumulated depreciation included amounts related to capital lease assets of $26,230. Depreciation of the capital lease assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income for all periods presented.
Depreciation expense was $43,205 and $134,264 for the three and nine months ended September 30, 2017, respectively, and $47,888 and $144,088 for the three and nine months ended September 30, 2016, respectively.
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
During the nine months ended September 30, 2016, the Company sold Indianapolis Marriott Downtown. During the nine months ended September 30, 2017, the Company sold Hotel Deca, Lansdowne Resort, Alexis Hotel, Hotel Triton and Westin Philadelphia. These dispositions do not represent a strategic shift in the Company’s business plan or primary markets, and therefore, do not qualify as discontinued operations. The sale of each property was recorded on the full accrual method.
On July 14, 2016, the Company sold Indianapolis Marriott Downtown for $165,000. The Company recognized a gain of $104,837 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016.
On January 19, 2017, the Company sold Hotel Deca for $55,000. As of December 31, 2016, Hotel Deca qualified as held for sale. Substantially all of the assets held for sale consisted of investment in hotel properties, net and immaterial prepaid expenses and other assets and the liabilities of assets held for sale consisted of accounts payable and accrued expenses. The Company recognized a gain of zero and $30,656 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017, respectively. The proceeds were used for general corporate purposes.
On March 22, 2017, the Company sold Lansdowne Resort for $133,000. The Company recognized a gain of zero and $10,253 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017, respectively. The proceeds were used for general corporate purposes and the redemption of the 7.5% Series H Cumulative Redeemable Preferred Shares (the “Series H Preferred Shares”) on May 4, 2017 (see Note 6).
On March 31, 2017, the Company sold Alexis Hotel for $71,625. The Company recognized a gain of zero and $33,420 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017, respectively. The proceeds were used for general corporate purposes and the redemption of the Series H Preferred Shares on May 4, 2017 (see Note 6).
On April 11, 2017, the Company sold Hotel Triton for $14,250. The Company recognized a gain of zero and $6,739 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017, respectively. The proceeds were used for general corporate purposes and the redemption of the Series H Preferred Shares on May 4, 2017 (see Note 6).

On June 29, 2017, the Company sold Westin Philadelphia for $135,000. The Company recognized a gain of $31 and $4,477 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017, respectively. The proceeds were used for general corporate purposes.
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

4.	Long-Term Debt
Debt Summary
Debt as of September 30, 2017 and December 31, 2016 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	September 30, 2017	December 31, 2016
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2021 (a)	$0	$0
LHL unsecured credit facility	Floating (b)	January 2021 (b)	0	0
Total borrowings under credit facilities			0	0
Term loans
First Term Loan	Floating/Fixed (c)	January 2022	300,000	300,000
Second Term Loan	Floating/Fixed (c)	January 2021	555,000	555,000
Debt issuance costs, net			(1,951)	(2,242)
Total term loans, net of unamortized debt issuance costs			853,049	852,758
Massport Bonds
Hyatt Regency Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Regency Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Debt issuance costs, net			(16)	(45)
Total bonds payable, net of unamortized debt issuance costs			42,484	42,455
Mortgage loan
Westin Copley Place	Floating (e)	August 2018 (e)	225,000	225,000
Debt issuance costs, net			(800)	(1,506)
Total mortgage loan, net of unamortized debt issuance costs			224,200	223,494
Total debt			$1,119,733	$1,118,707

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at September 30, 2017 and December 31, 2016. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at September 30, 2017 and December 31, 2016. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for the First Term Loan (as defined below) and the Second Term Loan (as defined below). At September 30, 2017 and December 31, 2016, the Company had interest rate swaps on the full amounts outstanding. See “Derivative and Hedging Activities” below. At September 30, 2017, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 3.23% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements). At December 31, 2016, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 2.38% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank National Association and the letters of credit are secured by the Hyatt Regency Boston Harbor. In August 2017, the Company exercised its final extension option to extend the letters of credit through March 1, 2018, the Massport Bonds’ maturity date. The bonds bear interest based on weekly floating rates. The interest rates as of September 30, 2017 were 1.19% and 0.98% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2016 were 0.75% and 0.76% for the $5,400 and $37,100 bonds, respectively. The Company incurs an annual letter of credit fee of 1.35%.

(e)
The mortgage loan matures on August 14, 2018 with three options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). The interest rate as of September 30, 2017 was LIBOR plus 1.75%, which equaled 2.99%. The interest rate as of December 31, 2016 was LIBOR plus 1.75%, which equaled 2.46%. The mortgage loan allows for prepayments without penalty, subject to certain terms and conditions.

Future scheduled debt principal payments as of September 30, 2017 (refer to previous table for extension options) are as follows:

2017	$0
2018	267,500
2019	0
2020	0
2021	555,000
Thereafter	300,000
Total debt	$1,122,500
A summary of the Company’s interest expense and weighted average interest rates for unswapped variable rate debt for the three and nine months ended September 30, 2017 and 2016 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest Expense:
Interest incurred	$9,561	$9,552	$27,553	$31,421
Amortization of debt issuance costs	669	841	2,098	2,554
Capitalized interest	(204)	(61)	(375)	(294)
Interest expense	$10,026	$10,332	$29,276	$33,681

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	N/A	2.17%	N/A	2.14%
LHL unsecured credit facility	N/A	N/A	N/A	2.13%
Massport Bonds	0.95%	0.55%	0.84%	0.36%
Mortgage loan (Westin Copley Place)	2.97%	2.25%	2.76%	2.20%
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
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCI”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300,000 to hedge the variable interest rate on the First Term Loan through August 2, 2017. Effective August 2, 2017, the Company entered into six new interest rate swap agreements with an aggregate notional amount of $300,000 to hedge the variable interest rate on the First Term Loan through January 10, 2022, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.23% at September 30, 2017. As of September 30, 2017, the Company has interest rate swaps with an aggregate notional amount of $555,000 to hedge the variable interest rate on the Second Term Loan and, as a result, the fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) is 2.95% through May 16, 2019. From May 16, 2019 through the term of the Second Term Loan, the Company has interest rate swaps with an aggregate notional amount of $377,500 to hedge a portion of the variable interest rate debt on the Second Term Loan. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following tables present the effect of derivative instruments on the Company’s accompanying consolidated statements of operations and comprehensive income, including the location and amount of unrealized gain (loss) on outstanding derivative instruments in cash flow hedging relationships, for the three and nine months ended September 30, 2017 and 2016:

	Amount of Gain Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Net Income	Amount of Loss Reclassified from AOCI into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	September 30,			September 30,
	2017	2016		2017	2016
Derivatives in cash flow hedging relationships:
Interest rate swaps	$517	$3,172	Interest expense	$547	$1,637

	Amount of Loss Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Net Income	Amount of Loss Reclassified from AOCI into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the nine months ended			For the nine months ended
	September 30,			September 30,
	2017	2016		2017	2016
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(34)	$(17,051)	Interest expense	$2,030	$5,147
During the nine months ended September 30, 2017 and 2016, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of September 30, 2017, there was $4,364 in cumulative unrealized gain of which $4,358 was included in AOCI and $6 was attributable to noncontrolling interests. As of December 31, 2016, there was $2,368 in cumulative unrealized gain of which $2,365 was included in AOCI and $3 was attributable to noncontrolling interests. The Company expects that approximately $3,119 will be reclassified from AOCI and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of September 30, 2017.
Extinguishment of Debt
As discussed above, on January 10, 2017, the Company refinanced its senior unsecured credit facility and First Term Loan and LHL refinanced its unsecured revolving credit facility. The refinancing arrangements for the senior unsecured credit facility and First Term Loan were considered substantial modifications. The Company recognized a loss from extinguishment of debt of zero and $1,706, which is included in the accompanying consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017, respectively. The loss from extinguishment of debt represents a portion of the unamortized debt issuance costs incurred for the senior unsecured credit facility when the original agreement was executed and the debt issuance costs incurred in connection with the refinancing of the First Term Loan.
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
As of September 30, 2017, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable and mortgage loan.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
A summary of the Company’s hotels subject to non-cancelable operating leases as of September 30, 2017 is as follows:

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
The ground leases at Viceroy Santa Monica, The Liberty Hotel and Hotel Vitale are subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $459 and $1,384 for the three and nine months ended September 30, 2017, respectively, and $472 and $1,420 for the three and nine months ended September 30, 2016, respectively, which is included in total ground rent expense. Total ground rent expense for the three and nine months ended September 30, 2017 was $4,788 and $11,996, respectively. Total ground rent expense for the three and nine months ended September 30, 2016 was $4,570 and $12,491, respectively. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds.
A summary of the Company’s hotels subject to capital leases of land and building as of September 30, 2017 is as follows:

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
Actual base and participating ground rent payments related to The Roger and Harbor Court Hotel were $99 and $335 for the three months ended September 30, 2017, respectively, and $298 and $921 for the nine months ended September 30, 2017, respectively. Actual base and participating ground rent payments related to The Roger and Harbor Court Hotel were $99 and $334 for the three months ended September 30, 2016, respectively, and $298 and $1,004 for the nine months ended September 30, 2016, respectively.
As of September 30, 2017, future minimum rent payments, including capital lease payments, (without reflecting future applicable Consumer Price Index increases) are as follows:

2017	$2,836
2018	11,442
2019	11,389
2020	11,730
2021	11,850
Thereafter	487,362
$536,609
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (i) certain non-routine repairs and maintenance to the hotels and (ii) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of September 30, 2017, $12,929 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
Restricted Cash Reserves
At September 30, 2017, the Company held $14,654 in restricted cash reserves. Included in such amounts are $12,929 of reserve funds for future capital expenditures and $1,725 held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
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
On July 1, 2017, the Company issued 40,000 common shares of beneficial interest to an executive related to the nonvested share awards with market conditions granted on May 31, 2008 (see Note 7 for additional details including vesting information). All of the shares vested immediately on July 1, 2017. These common shares of beneficial interest were issued under the 2009 Plan.
On August 11, 2017, the Company issued 38,260 common shares of beneficial interest to executives related to the nonvested share awards with either market or performance conditions granted on March 20, 2014 (see Note 7 for additional details, including vesting information). These common shares of beneficial interest were issued under the 2009 Plan.
Common Dividends
The Company paid the following dividends on common shares/units during the nine months ended September 30, 2017:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Date Paid
$0.45	December 31, 2016	December 30, 2016	January 17, 2017
$0.45	March 31, 2017	March 31, 2017	April 17, 2017
$0.45	June 30, 2017	June 30, 2017	July 17, 2017
Treasury Shares
Treasury shares are accounted for under the cost method. During the nine months ended September 30, 2017, the Company received 143,147 common shares of beneficial interest related to employees surrendering shares to pay minimum withholding taxes on the vesting date and forfeiting nonvested shares upon resignation.
The Company’s Board of Trustees has authorized an expanded share repurchase program (the “Repurchase Program”) to acquire up to $600,000 of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. As of September 30, 2017, the Company has availability under the Repurchase Program to acquire up to $569,807 of common shares of beneficial interest. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.
During the nine months ended September 30, 2017, the Company re-issued 16,010 treasury shares related to earned 2016 compensation for the Board of Trustees, 27,767 treasury shares related to the resignation of a former member of the Board of Trustees for his accumulated deferred shares granted as compensation for 2001 through 2016, 84,316 treasury shares related to the earned share awards with market or performance conditions and 22,775 treasury shares related to the grants of nonvested shares with service conditions.
At September 30, 2017, there were 19,647 common shares of beneficial interest in treasury.

Preferred Shares
The following preferred shares of beneficial interest were outstanding as of September 30, 2017:

Security Type	Number of Shares
6.375% Series I Preferred Shares	4,400,000
6.3% Series J Preferred Shares	6,000,000
On May 4, 2017, the Company redeemed all of the outstanding Series H Preferred Shares for $68,750 ($25.00 per share) plus $272 of accrued and unpaid dividends through the redemption date. The redemption value of the Series H Preferred Shares exceeded their carrying value by $2,401, which is included in the determination of net income attributable to common shareholders for the nine months ended September 30, 2017. The $2,401 represents the offering costs related to the redeemed Series H Preferred Shares.
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
The Company may not optionally redeem the Series I Preferred Shares and the Series J Preferred Shares prior to March 4, 2018 and May 25, 2021, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions. In addition, upon the occurrence of a change of control (as defined in the Company’s declaration of trust), the result of which the Company’s common shares of beneficial interest and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE American LLC or the NASDAQ Stock Market, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share, plus any accrued and unpaid distributions. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of Series I Preferred Shares and Series J Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares of beneficial interest based on a defined formula subject to a cap of 8,835,200 common shares and 12,842,400 common shares, respectively.
Preferred Dividends
The Company paid the following dividends on preferred shares during the nine months ended September 30, 2017:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Date Paid
7.5% Series H	$0.47	December 31, 2016	December 30, 2016	January 17, 2017
6.375% Series I	$0.40	December 31, 2016	December 30, 2016	January 17, 2017
6.3% Series J	$0.39	December 31, 2016	December 30, 2016	January 17, 2017
7.5% Series H	$0.47	March 31, 2017	March 31, 2017	April 17, 2017
6.375% Series I	$0.40	March 31, 2017	March 31, 2017	April 17, 2017
6.3% Series J	$0.39	March 31, 2017	March 31, 2017	April 17, 2017
6.375% Series I	$0.40	June 30, 2017	June 30, 2017	July 17, 2017
6.3% Series J	$0.39	June 30, 2017	June 30, 2017	July 17, 2017
(1) Amounts are rounded to the nearest whole cent for presentation purposes.

In addition, the final dividend payment of $0.10 per Series H Preferred Share for the period April 15, 2017 through the redemption date of May 4, 2017 was included in the redemption price.
Noncontrolling Interests of Common Units in Operating Partnership
As of September 30, 2017, the Operating Partnership had 145,223 common units of limited partnership interest outstanding, representing a 0.1% partnership interest, held by the limited partners. As of September 30, 2017, approximately $4,211 of cash or the equivalent value in common shares, at the Company’s option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $4,211 is based on the Company’s closing common share price of $29.00 on September 30, 2017, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. Subject to certain limitations, the outstanding common units of limited partnership interest are redeemable for cash, or at the Company’s option, for a like number of common shares of beneficial interest of the Company.

7.	Equity Incentive Plan
The 2014 Plan permits the Company to issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2014 Plan provides for a maximum of 2,900,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted or unrestricted share awards, phantom shares, performance awards, incentive awards, other share-based awards, or any combination of the foregoing. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2014 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2014 Plan terminates on February 17, 2024. The 2014 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair value of the common shares on the date of grant. Restricted share awards and options under the 2014 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three year period. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. At September 30, 2017, there were 2,512,958 common shares available for future grant under the 2014 Plan. The 2014 Plan replaced the 2009 Plan. The Company will no longer make any grants under the 2009 Plan (although awards previously made under the 2009 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements).
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
A summary of the Company’s nonvested share awards with service conditions as of September 30, 2017 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2017	236,759	$30.78
Granted	126,217	29.04
Vested	(147,272)	30.98
Forfeited	(443)	28.72
Nonvested at September 30, 2017	215,261	$29.14
As of September 30, 2017 and December 31, 2016, there were $3,914 and $2,798, respectively, of total unrecognized compensation costs related to nonvested share awards with service conditions. As of September 30, 2017 and December 31, 2016, these costs were expected to be recognized over a weighted-average period of 1.4 years and 1.2 years, respectively. The total intrinsic value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three and nine months ended September 30, 2017 was $20 and $4,437, respectively, and during the three and nine months ended September 30, 2016 was zero and $2,256, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with service conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income were $732 and $2,415 for the three and nine months ended September 30, 2017, respectively, and $700 and $2,289 for the three and nine months ended September 30, 2016, respectively.
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
Nonvested Share Awards with Market or Performance Conditions
On January 26, 2012, the Company’s Board of Trustees granted a target of 79,823 nonvested share awards with market conditions to executives (the “January 26, 2012 Awards”). On January 1, 2015, the executives earned 136.3% of the 79,823 target number of shares, or 108,779 shares. Of the shares earned, 36,261 and 36,260 shares vested on January 1, 2015 and January 1, 2016, respectively. On May 6, 2016, upon his termination, all of the former Chief Financial Officer’s 6,882 earned shares vested immediately. The remaining 29,376 earned shares vested on January 4, 2017. The executives received a cash payment of $334 on the earned shares equal to the value of all dividends paid on common shares from January 1, 2012 until the determination date, January 1, 2015. As of January 1, 2015, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares.
On March 20, 2014, the Company’s Board of Trustees granted a target of 57,385 nonvested share awards, exclusive of the 14,582 shares granted to the former Chief Financial Officer, with either market or performance conditions to executives (the “March 20, 2014 Awards”). On February 24, 2017, the executives earned 134.5% of the 28,692 target number of shares, or 38,599 shares, and all of the earned shares vested immediately. The executives also received a cash payment of $190 on the shares equal to the value of all dividends paid on common shares from January 1, 2014 until the determination date, February 24, 2017. As of February 25, 2017, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares. On August 11, 2017, the executives earned 133.3% of the 28,693 target number of shares, or 38,260 shares, and all of the earned shares vested immediately. The executives also received a cash payment of $223 on the shares equal to the value of all dividends paid on common shares from January 1, 2014 until the determination date, August 11, 2017. As of August 11, 2017, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares.
On July 1, 2017, the Company issued 40,000 nonvested shares to an executive who earned 80.0% of the 50,000 target number of shares from the nonvested share awards with market conditions granted on May 31, 2008. All of the shares earned vested immediately on July 1, 2017. The executive received a cash payment of $367 on the earned shares equal to the value of all dividends paid on common shares from May 31, 2008 until the determination date, July 1, 2017. As of July 1, 2017, the executive is entitled to receive dividends as declared and paid on the earned shares and to vote the shares. These common shares of beneficial interest were issued under the 2009 Plan.
On March 23, 2017, the Company’s Board of Trustees granted a target of 124,526 nonvested share awards with either market or performance conditions to executives (the “March 23, 2017 Awards”). The actual amounts of the shares awarded with respect to 62,264 of the 124,526 shares will be determined on or about January 1, 2020, based on the performance measurement period of January 1, 2017 through December 31, 2019, in accordance with the terms of the agreements. The actual amounts of the shares awarded with respect to the remaining 62,262 of the 124,526 shares will be determined on or about July 1, 2020, based on the performance measurement period of July 1, 2017 through June 30, 2020, in accordance with the terms of the agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) at the end of the respective performance measurement period, all of the earned shares will be issued and outstanding on those dates. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the respective determination date. Such amounts will be paid to the awardees on or about January 1, 2020 and July 1, 2020, respectively. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 62,264 shares, amortization commenced on March 23, 2017, the beginning of the requisite service period, and, with respect to 62,262 shares, amortization commenced on July 1, 2017, the beginning of the requisite service period.
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

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
March 23, 2017 Awards (performance period starting January 1, 2017)
Target amounts	27.30%	1.52%	N/A	N/A	$21.13	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$29.03	33.30%
Peer companies	27.30%	1.52%	N/A	0.987	$31.12	33.30%
March 23, 2017 Awards (performance period starting July 1, 2017)
Target amounts	27.30%	1.52%	N/A	N/A	$25.34	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$29.03	33.30%
Peer companies	27.30%	1.52%	N/A	0.987	$30.82	33.30%
A summary of the Company’s nonvested share awards with either market or performance conditions as of September 30, 2017 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2017	276,183	$27.36
Granted (1)	144,000	28.33
Vested	(146,235)	34.25
Forfeited	(10,000)	37.48
Nonvested at September 30, 2017	263,948	$27.04

(1)	Amount includes 9,907 shares and 9,567 shares that were issued on February 24, 2017 and August 11, 2017, respectively, from the March 20, 2014 grant, which were earned in excess of the target amount.
As of September 30, 2017 and December 31, 2016, there were $5,780 and $3,757, respectively, of total unrecognized compensation costs related to nonvested share awards with market or performance conditions. As of September 30, 2017 and December 31, 2016, these costs were expected to be recognized over a weighted-average period of 2.1 years and 1.8 years, respectively. As of September 30, 2017 and December 31, 2016, there were 609,767 and 463,532 share awards with market or performance conditions vested, respectively. Additionally, there were zero and 29,376 nonvested share awards with market or performance conditions earned but nonvested due to a service condition as of September 30, 2017 and December 31, 2016, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with market or performance conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income were $798 and $2,638 for the three and nine months ended September 30, 2017, respectively, and $930 and $2,966 for the three and nine months ended September 30, 2016, respectively.
On April 9, 2016, the Company finalized the former Chief Financial Officer’s severance package and the termination date was set to be no later than April 29, 2016. Pursuant to the terms of the award agreements, a portion of his nonvested share awards with market or performance conditions would vest upon termination. Accordingly, the Company accelerated the recognition of previously unrecognized compensation costs on his nonvested share awards with market or performance conditions over the estimated remaining service period. On May 6, 2016 and May 9, 2016, a portion of his nonvested share awards with market or performance conditions vested, a portion was forfeited and additional shares were earned for awards valued at over 100% of the target, with all remaining previously unrecognized compensation costs recognized. The compensation cost (net of forfeitures) related to his nonvested share awards with market or performance conditions that has been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income was zero and $96 for the three and nine months ended September 30, 2016, respectively.
For the three and nine months ended September 30, 2016, severance expense related to the former Chief Financial Officer’s termination totaled zero and $1,576, respectively, and included cash compensation and benefits, compensation for shares with service conditions and shares with market or performance conditions and cash payments related to dividends on restricted shares that vested.

8.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.
Other indirect hotel operating expenses consist of the following expenses incurred by the hotels:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
General and administrative	$23,325	$26,362	$72,885	$78,004
Sales and marketing	16,246	18,443	51,813	56,932
Repairs and maintenance	9,115	9,908	28,073	29,655
Management and incentive fees	9,962	11,394	28,131	29,951
Utilities and insurance	7,807	8,914	22,912	25,443
Franchise fees	2,084	2,724	6,422	8,246
Other expenses	668	989	1,804	2,701
Total other indirect expenses	$69,207	$78,734	$212,040	$230,932

As of September 30, 2017, LHL leased all 41 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L’Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	Hotel Vitale	San Francisco, CA
9.	Park Central San Francisco	San Francisco, CA
10.	Serrano Hotel	San Francisco, CA
11.	The Marker San Francisco	San Francisco, CA
12.	Villa Florence	San Francisco, CA
13.	Chaminade Resort and Conference Center	Santa Cruz, CA
14.	Viceroy Santa Monica	Santa Monica, CA
15.	Chamberlain West Hollywood	West Hollywood, CA
16.	Le Montrose Suite Hotel	West Hollywood, CA
17.	Le Parc Suite Hotel	West Hollywood, CA
18.	The Grafton on Sunset	West Hollywood, CA
19.	Hotel George	Washington, DC
20.	Hotel Madera	Washington, DC
21.	Hotel Palomar, Washington, DC	Washington, DC
22.	Hotel Rouge	Washington, DC
23.	Mason & Rook Hotel	Washington, DC
24.	Sofitel Washington, DC Lafayette Square	Washington, DC
25.	The Donovan	Washington, DC
26.	The Liaison Capitol Hill	Washington, DC
27.	Topaz Hotel	Washington, DC
28.	Southernmost Beach Resort Key West	Key West, FL
29.	The Marker Waterfront Resort	Key West, FL
30.	Hotel Chicago	Chicago, IL
31.	Westin Michigan Avenue	Chicago, IL
32.	Hyatt Regency Boston Harbor	Boston, MA
33.	Onyx Hotel	Boston, MA
34.	The Liberty Hotel	Boston, MA
35.	Westin Copley Place	Boston, MA
36.	Gild Hall	New York, NY
37.	The Roger	New York, NY
38.	Park Central Hotel New York (shared lease with WestHouse Hotel New York)	New York, NY
39.	WestHouse Hotel New York	New York, NY
40.	The Heathman Hotel	Portland, OR
41.	Embassy Suites Philadelphia - Center City	Philadelphia, PA

9.	Income Taxes
Income tax expense was comprised of the following for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
LHL’s income tax expense	$1,530	$2,809	$1,398	$4,182
Operating Partnership’s income tax expense	448	300	810	917
Total income tax expense	$1,978	$3,109	$2,208	$5,099
The Company has estimated LHL’s income tax expense for the nine months ended September 30, 2017 by applying an estimated combined federal and state effective tax rate of 39.2% to LHL’s net income of $3,233. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows:

		Fair Value Measurements at
		September 30, 2017	December 31, 2016
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$4,364	$3,295
Derivative interest rate instruments	Accounts payable and accrued expenses	$0	$927
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Borrowings under credit facilities	$0	$0	$0	$0
Term loans	$855,000	$856,173	$855,000	$857,224
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loan	$225,000	$224,163	$225,000	$225,224
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loan using interest rates ranging from 1.5% to 2.3% as of September 30, 2017 and from 1.5% and 1.8% as of December 31, 2016 with a weighted average effective interest rate of 1.6% and 1.5% as of September 30, 2017 and December 31, 2016, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s.
At September 30, 2017 and December 31, 2016, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and distributions payable were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

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
The computation of basic and diluted earnings per common share is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to common shareholders	$31,107	$152,070	$162,713	$213,263
Dividends paid on unvested restricted shares	(97)	(119)	(339)	(371)
Undistributed earnings attributable to unvested restricted shares	0	(237)	(19)	(134)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$31,010	$151,714	$162,355	$212,758
Denominator:
Weighted average number of common shares - basic	113,007,475	112,811,403	112,961,365	112,781,732
Effect of dilutive securities:
Compensation-related shares	375,885	348,441	382,346	357,165
Weighted average number of common shares - diluted	113,383,360	113,159,844	113,343,711	113,138,897
Earnings per Common Share - Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.27	$1.34	$1.44	$1.89
Earnings per Common Share - Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.27	$1.34	$1.43	$1.88

12.	Supplemental Information to Statements of Cash Flows

	For the nine months ended
	September 30,
	2017	2016
Interest paid, net of capitalized interest	$27,168	$32,320
Interest capitalized	375	294
Income taxes paid, net	633	4,279
Increase in distributions payable on common shares	63	57
(Decrease) increase in distributions payable on preferred shares	(1,288)	2,363
Write-off of fully depreciated furniture, fixtures and equipment	618	0
Write-off of fully amortized debt issuance costs	5,119	563
Increase (decrease) in accrued capital expenditures	5,089	(7,019)
Grant of nonvested shares and awards to employees and executives, net	8,313	4,793
Issuance of common shares for Board of Trustees compensation (1)	1,240	480
In conjunction with the sale of properties, the Company disposed of the following assets and liabilities:
Sale proceeds, net of closing costs	$398,178	$164,165
Other assets	10,847	4,226
Liabilities	(6,625)	(1,655)
Proceeds from sale of properties	$402,400	$166,736
(1) Refer to Note 6 for issuances of previously deferred shares.

13.	Subsequent Events
The Company paid the following common and preferred dividends subsequent to September 30, 2017:

Security Type	Dividend per Share/Unit (1)	For the Quarter Ended	Record Date	Date Paid
Common Shares/Units	$0.45	September 30, 2017	September 29, 2017	October 16, 2017
6.375% Series I Preferred Shares	$0.40	September 30, 2017	September 29, 2017	October 16, 2017
6.3% Series J Preferred Shares	$0.39	September 30, 2017	September 29, 2017	October 16, 2017
(1) Amounts are rounded to the nearest whole cent for presentation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I - Item 1 of this report.
Forward-Looking Statements
This report, together with other statements and information publicly disseminated by LaSalle Hotel Properties (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “plan,” “seek,” “should,” “will” or similar expressions. Forward-looking statements in this report include, among others, statements about the Company’s business strategy, including its acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets, expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital) and the Company’s two resorts located in Key West, FL, including the condition of the properties, the estimated cleanup and repair costs related to Hurricane Irma and the timing of re-opening and resumption of full operations at the properties. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

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
As of September 30, 2017, the Company owned interests in 41 hotels with approximately 10,450 guest rooms located in seven states and the District of Columbia. Each hotel is leased to LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2017 and December 2019. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at September 30, 2017. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at September 30, 2017.
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
During the third quarter of 2017, the Company’s hotels continued to operate within a generally positive environment. All of the economic indicators the Company tracks were encouraging throughout the quarter. On the more positive side, consumer confidence remains at an elevated level and corporate profits reported thus far for the third quarter have been strong. Unemployment remains low at 4.2% and enplanements have been steady, with airline capacity increases expected during calendar year 2017. Similarly, estimates for U.S. GDP growth in 2017 have been stable. The U.S. lodging industry benefited from a positive economic landscape overall, although there were continued signs of moderation in several markets, driven by increased hotel supply. The industry RevPAR grew at a rate of 1.9% during the third quarter, with lodging industry demand up by 2.4% and an offsetting supply increase of 1.9%. Industry-wide pricing was moderate, leading to average daily rate (“ADR”) growth of 1.4%. The Company’s portfolio benefited from the operating environment, with portfolio-wide occupancy of 90.2% for the quarter, reflecting sustained demand. Despite strong occupancy, the Company’s RevPAR decreased during the quarter by 3.6% due to lower ADR. The Company’s occupancy, ADR and RevPAR statistics disclosed in this report exclude third quarter results from its two resorts located in Key West, FL due to their temporary closure during and following Hurricane Irma in September 2017. See “Update on Key West Resorts” below.
For the third quarter of 2017, the Company had net income attributable to common shareholders of $31.1 million, or $0.27 per diluted share. FFO attributable to common shareholders and unitholders was $74.4 million, or $0.66 per diluted share/unit (based on 113,528,583 weighted average shares and units outstanding during the three months ended September 30, 2017) and EBITDA was $90.6 million. RevPAR for the hotel portfolio was $219.38, which was a decrease of 3.6% compared to the third quarter of 2016. Occupancy remained flat and ADR was down by 3.6%.
Please refer to “Non-GAAP Financial Measures” for a detailed discussion of the Company’s use of FFO and EBITDA and a reconciliation of FFO and EBITDA to net income or loss, a measurement computed in accordance with U.S. generally accepted accounting principles (“GAAP”).
Update on Key West Resorts
After both resorts closed on September 6, 2017 to comply with all mandatory evacuations of the island ahead of Hurricane Irma, the Southernmost Beach Resort Key West partially re-opened on September 15, 2017 and The Marker Waterfront Resort remains closed. The Company has not identified any structural damage at either of its resorts. While the Company is still assessing the condition of both properties, it currently believes that the damage is not significant and is primarily related to water intrusion. The Company expects both resorts will resume full operations by the end of October 2017.
The Company maintains property, flood, fire and business interruption insurance at its two resorts in Key West. For the combined properties, insurance is subject to deductibles of approximately $5.0 million in total which encompasses both property and business interruption coverage.
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
Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016
The economic environment was positive during the third quarter. Industry demand increased during the third quarter of 2017 and outpaced supply growth. As a result, industry-wide pricing was moderate. With respect to the Company’s hotels, excluding its two resorts located in Key West, occupancy remained flat during the three months ended September 30, 2017 and ADR was down 3.6%, which resulted in a RevPAR decline of 3.6% year-over-year.
Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, decreased $41.9 million from $325.4 million in 2016 to $283.5 million in 2017. This decrease is primarily due to the sale of the 2016 and 2017 hotel dispositions, which consist of the sales of Indianapolis Marriott Downtown, Hotel Deca, Lansdowne Resort, Alexis Hotel, Hotel Triton and Westin Philadelphia (collectively, the “2016 and 2017 Disposition Properties”). The 2016 and 2017 Disposition Properties, which are not comparable year-over-year, contributed $29.3 million to the decrease in hotel operating revenues, mostly attributable to the Lansdowne Resort and Westin Philadelphia. Additionally, three of the Company’s markets experienced significant decreases in hotel operating revenues. The six San Francisco hotel properties had a combined $3.4 million decrease primarily due to the Moscone Convention Center’s expansion project, which resulted in lower ADR and RevPAR throughout the market; the nine Washington, DC hotel properties had a combined $2.3 million decrease primarily due to weaker demand in 2017; and lastly, the two Key West hotel properties experienced a decrease of $3.6 million primarily due to the impact of Hurricane Irma.
The following hotels also contributed to the decrease in hotel operating revenues due to decline in group business:

•	$1.5 million decrease from Westin Copley Place;

•	$1.5 million decrease from Westin Michigan Avenue; and

•	$1.1 million decrease from Embassy Suites Philadelphia - Center City, mostly due to the Democratic National Convention held in the third quarter of 2016 in Philadelphia.
These decreases are partially offset by a $0.9 million increase at San Diego Paradise Point Resort and Spa and $0.8 million increase at The Hilton San Diego Resort and Spa as a result of increased group business and city wide events.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, decreasing a net $0.9 million across the 19 additional hotels in the portfolio.
Other Income
Other income increased $0.8 million from $1.6 million in 2016 to $2.4 million in 2017 primarily due to increased insurance gains from insurance proceeds related to minor property damage at various properties. No insurance proceeds were recognized related to Hurricane Irma damage during the quarter. The Company anticipates filing a claim for lost revenue under its business interruption coverage, which will be recorded when the recovery is probable and the claim is settled.
Hotel Operating Expenses
Hotel operating expenses decreased a net $21.8 million from $186.9 million in 2016 to $165.1 million in 2017. This overall decrease is primarily due to the results of the 2016 and 2017 Disposition Properties, which are not comparable year-over-year. These properties contributed $17.3 million to the decrease in hotel operating expenses, mostly attributable to the Lansdowne Resort and Westin Philadelphia. Additionally, three of the Company’s markets, San Francisco, Key West and Washington, DC had decreases of $1.9 million, $1.2 million and $0.9 million, respectively, that correspond to the lower revenue in each market. Approximately $0.3 million of clean up and repair costs are included in hotel operating expenses for the Key West properties.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, decreasing a net $0.5 million across the 24 additional hotels in the portfolio.
Depreciation and Amortization
Depreciation and amortization expense decreased $4.6 million from $48.0 million in 2016 to $43.4 million in 2017. Depreciation and amortization expense attributable to the 2016 and 2017 Disposition Properties, which are not comparable year-

over-year, decreased $4.3 million. Depreciation and amortization expense across the remainder of the portfolio remained constant, decreasing a net $0.3 million throughout the portfolio.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $2.8 million from $13.9 million in 2016 to $16.7 million in 2017. Of the increase, $1.5 million is the result of credits which the Company received as part of the expense proration process for the Indianapolis Marriott Downtown disposition in 2016. Additionally, a real estate tax true up recognized in 2016 at a Chicago hotel property resulted in a net increase in 2017 of $1.4 million. Real estate taxes and personal property taxes increased by $0.7 million across the remaining hotels in the portfolio primarily due to increased property values or tax rates at certain properties. The increases are partially offset by a combined $0.8 million decrease from the five remaining 2016 and 2017 Disposition Properties. Insurance expense remained constant throughout the portfolio.
Ground Rent
Ground rent increased $0.2 million from $4.6 million in 2016 to $4.8 million in 2017 primarily due to a $0.2 million true-up for credits previously utilized at a San Diego property. Ground rent at the other subject properties remained relatively constant. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance.
General and Administrative
General and administrative expense increased $0.4 million from $6.1 million in 2016 to $6.5 million in 2017 primarily due to $0.4 million increase in compensation costs in 2017.
Other Expenses
Other expenses increased $2.2 million from $1.0 million in 2016 to $3.2 million in 2017. Of the $2.2 million increase, $2.0 million was attributable to estimated clean up and repair costs related to Hurricane Irma for the two Key West hotel properties, which brings the total estimated clean up and repair costs recognized and recorded in the third quarter of 2017 to $2.3 million. The Company’s current estimate of costs to clean up and repair is in the range of $2.0 million to $2.75 million. Based on a review of the Company’s property insurance policies, the insurance deductible for property damage is approximately $3.7 million, which is the Company’s estimated maximum exposure for the loss. The remaining $0.2 million net increase is primarily due to losses from property damage, which are largely covered by insurance proceeds slightly offset by lower management transition expenses, severance and pre-opening costs.
Interest Income
Interest income increased $0.8 million from $0.2 million in 2016 to $1.0 million in 2017 as a result of interest earned on invested funds, which were partially offset by the sale of the Company’s junior mezzanine loan (the “Mezzanine Loan”), which was secured by pledges of equity interests in the entities that own Shutters on the Beach and Casa Del Mar, in July 2016.
Interest Expense
Interest expense decreased $0.3 million from $10.3 million in 2016 to $10.0 million in 2017 due to a decrease in the Company’s weighted average debt outstanding, partially offset by an increase in the weighted average interest rate. The Company’s weighted average debt outstanding decreased from $1.21 billion in 2016 to $1.15 billion in 2017 primarily due to the repayment of all borrowings outstanding on the Company’s senior unsecured credit facility in 2016 with proceeds from the sale of the Indianapolis Marriott Downtown in July 2016 and the sale of the Mezzanine Loan in July 2016. This decrease is also due to the sale of Hotel Triton in April 2017 which was subject to a capital lease obligation.
The Company’s weighted average interest rate, including the effect of capitalized interest, increased from 3.01% in 2016 to 3.12% in 2017. This increase is due in part to a decrease in the Company’s borrowings on its senior unsecured credit facility, which had a weighted average interest rate of 2.17% for the quarter ended September 30, 2016. This increase is also attributable to an increase in the Westin Copley Place’s mortgage loan variable rate from a weighted average interest rate of 2.25% for the quarter ended September 30, 2016 to 2.97% for the quarter ended September 30, 2017. Additionally, this increase is attributable to an increase in the fixed all-in interest rate for the First Term Loan (as defined below) due to the Company entering into new interest rate swap agreements in August 2017 to replace the maturing interest rate swap agreements entered into to hedge the variable interest rate on the First Term Loan. The weighted average interest rates for the First Term Loan were 2.38% and 2.88% for the quarters ended September 30, 2016 and 2017, respectively. Interest capitalized on renovations increased $0.1 million from $0.1 million in 2016 to $0.2 million in 2017.
Income Tax Expense
Income tax expense decreased $1.1 million from $3.1 million in 2016 to $2.0 million in 2017. This decrease is primarily the result of a decrease in LHL’s net income before income tax expense of $3.0 million from $6.8 million in 2016 to $3.8 million in 2017 and a minimal impact of the finalization and related adjustments of the 2016 federal and state tax returns during the 2017 period. For the quarter ended September 30, 2017, LHL’s income tax expense was calculated using an estimated combined federal and state effective tax rate of 39.2%.
Net Gain on Sale of Properties and Sale of Note Receivable
The gain on sale of property was an immaterial amount in 2017 and relates to the actualization of the gain on sale of Westin Philadelphia, which was sold on June 29, 2017. The net gain on sale of property and sale of note receivable was $104.5 million in 2016 which consists of a $104.8 million gain relating to the sale of Indianapolis Marriott Downtown on July 14, 2016, partially offset by $0.3 million of costs associated with the sale of the Company’s Mezzanine Loan on July 8, 2016.
Noncontrolling Interests in Consolidated Entities
Noncontrolling interests in consolidated entities represent the allocation of income or loss to the outside preferred ownership interests in a subsidiary and the outside ownership interest in a joint venture.
Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At September 30, 2017, third party limited partners held 0.1% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $1.3 million from $5.4 million in 2016 to $4.1 million in 2017 due to decreased distribution on the 7.5% Series H Cumulative Redeemable Preferred Shares (the “Series H Preferred Shares”), which were redeemed on May 4, 2017.
Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016
Industry travel was stronger during the nine months ended September 30, 2017, compared to the same prior year period. Industry demand grew at a faster rate than industry supply grew, which kept industry occupancy at a high level, and led to moderate pricing power and ADR growth during the period. With respect to the Company’s hotels, excluding its two resorts located in Key West for the third quarter only, occupancy was lower by 0.4% during the nine months ended September 30, 2017 and ADR decreased 1.1%, which resulted in a RevPAR decline of 1.5% year-over-year.
Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, decreased $94.2 million from $932.5 million in 2016 to $838.3 million in 2017. This decrease is primarily due to the sale of the 2016 and 2017 Disposition Properties, which are not comparable year-over-year, and contributed $76.3 million to the decrease in hotel operating revenues, mostly attributable to the Indianapolis Marriott Downtown and Lansdowne Resort. Additionally, two of the Company’s markets experienced significant decreases in hotel operating revenues. The six San Francisco hotel properties had a combined $17.6 million decrease primarily due to the Moscone Convention Center’s expansion project, which resulted in lower ADR and RevPAR throughout the market; and the two Key West hotel properties experienced a decrease of $3.8 million of which $3.6 million was primarily due to the impact of Hurricane Irma in the third quarter of 2017. A decrease of $1.6 million from Park Central Hotel New York and WestHouse Hotel New York further contributed to the overall decrease, which was primarily due to new supply year-over-year in the market.
The following hotels also contributed to the decrease in hotel operating revenues due to decline in group business:

•	$3.0 million decrease from Westin Michigan Avenue;

•	$1.8 million decrease from Westin Copley Place; and

•	$1.3 million decrease from Embassy Suites Philadelphia - Center City, mostly due to the Democratic National Convention held in the third quarter of 2016 in Philadelphia.

These decreases are partially offset by a $6.8 million increase at the Company’s nine properties located in Washington, DC as a result of the 2017 Presidential Inauguration and the completion of the Mason & Rook Hotel renovation, slightly offset by a weaker third quarter in the market.
The Liberty Hotel, San Diego Paradise Point Resort and Spa and The Hilton San Diego Resort and Spa experienced significant increases in total room, food and beverage and other operating department revenues. The Liberty Hotel had an increase of $1.9 million as a result of the completion of the hotel renovation. Increased group business and city wide events resulted in $2.3 million and $1.9 million increases at the San Diego Paradise Point Resort and Spa and The Hilton San Diego Resort and Spa, respectively.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, decreasing a net $1.7 million across the 16 additional hotels in the portfolio.
Other Income
Other income increased $3.4 million from $5.6 million in 2016 to $9.0 million in 2017 primarily due to increased insurance gains from insurance proceeds related to minor property damage at various properties and higher retail lease income. No insurance proceeds were recognized related to Hurricane Irma damage during the third quarter. The Company anticipates filing a claim for lost revenue under its business interruption coverage, which will be recorded when the recovery is probable and the claim is settled.
Hotel Operating Expenses
Hotel operating expenses decreased a net $50.4 million from $552.0 million in 2016 to $501.6 million in 2017. This overall decrease is primarily due to $44.7 million decrease from the 2016 and 2017 Disposition Properties, which are not comparable year-over-year, again, mostly attributable to the Indianapolis Marriott Downtown and the Lansdowne Resort. Additionally, two of the Company’s markets, San Francisco and Key West had decreases of $9.2 million and $1.2 million, respectively, that correspond to the lower revenue in each market. Approximately $0.3 million of estimated clean up and repair costs are included in hotel operating expenses for the Key West properties.
These decreases are partially offset by a combined $2.8 million increase at the Company’s nine properties located in Washington, DC as a result of the 2017 Presidential Inauguration and the completion of the Mason & Rook Hotel renovation.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $1.9 million across the 24 additional hotels in the portfolio.
Depreciation and Amortization
Depreciation and amortization expense decreased $9.8 million from $144.5 million in 2016 to $134.7 million in 2017. Depreciation and amortization expense attributable to the 2016 and 2017 Disposition Properties, which are not comparable year-over-year, decreased $10.7 million. This decrease was partially offset by a net $0.9 million increase across the remaining hotels in the portfolio due to the depreciation of new assets placed into service reflecting the Company’s recent renovation activity.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses decreased $0.1 million from $47.0 million in 2016 to $46.9 million in 2017. This decrease is primarily due to a net $1.0 million decrease attributable to the 2016 and 2017 Disposition Properties, which are not comparable year-over-year, and a $1.3 million decrease in real estate taxes from a property in San Francisco as a result of an assessment finalization. These decreases are partially offset by a true up recognized in 2016 at a Chicago hotel property which resulted in a net increase of $1.1 million. Real estate taxes and personal property taxes increased by $1.2 million across the remaining hotels in the portfolio primarily due to increased property values or tax rates at certain properties, and decreased real estate taxes capitalized as part of renovations. Insurance expense also remained relatively constant, decreasing by $0.1 million reflecting slightly lower premiums throughout the portfolio.
Ground Rent
Ground rent decreased $0.5 million from $12.5 million in 2016 to $12.0 million in 2017 primarily due to a $0.4 million net credit received at a San Diego property as a result of an operational audit. Ground rent at the other subject properties remained relatively constant, decreasing $0.1 million. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance.

General and Administrative
General and administrative expense increased $0.4 million from $19.5 million in 2016 and $19.9 million in 2017. A $1.6 million charge associated with the departure of the Company’s former Chief Financial Officer in 2016 is offset by a combined $2.0 million increase in compensation costs and professional fees in 2017.
Other Expenses
Other expenses increased $1.2 million from $5.5 million in 2016 to $6.7 million in 2017 primarily due to a net increase of $3.3 million in loss from property damage. Of the $3.3 million increase, $2.0 million was attributable to estimated clean up and repair costs related to Hurricane Irma for the two key West hotel properties, which brings the total estimated clean up and repair costs recognized and recorded in the third quarter of 2017 to $2.3 million. The Company’s current estimate of costs to clean up and repair is in the range of $2.0 million to $2.75 million. Based on a review of the Company’s property insurance policies, the insurance deductible for property damage is approximately $3.7 million, which is the Company’s estimated maximum exposure for the loss. The remaining $1.3 million increase in loss from property damage relates to various properties and is largely covered by insurance proceeds. In addition, miscellaneous other expenses and retail lease expense increased a combined $0.4 million. These increases are partially offset by a $2.5 million decrease in management transition expenses, severance and pre-opening expenses, which are mostly attributable to the grand opening of the Mason & Rook Hotel in 2016.
Interest Income
Interest income decreased $2.1 million from $3.5 million in 2016 to $1.4 million in 2017 as a result of the sale of the Company’s Mezzanine Loan, which was secured by pledges of equity interests in the entities that own Shutters on the Beach and Casa Del Mar, in July 2016, which was partially offset by interest earned on invested funds.
Interest Expense
Interest expense decreased $4.4 million from $33.7 million in 2016 to $29.3 million in 2017 due to a decrease in the Company’s weighted average debt outstanding, partially offset by an increase in the weighted average interest rate. The Company’s weighted average debt outstanding decreased from $1.40 billion in 2016 to $1.16 billion in 2017 due to paydowns on the unsecured credit facilities with net proceeds from the following:

•	the issuance of the 6.3% Series J Cumulative Redeemable Preferred Shares (the “Series J Preferred Shares”) in May 2016;

•	the sale of Indianapolis Marriott Downtown in July 2016;

•	the sale of the Mezzanine Loan in July 2016; and

•	positive operating results from the hotel properties.
The Company’s weighted average interest rate, including the effect of capitalized interest, increased from 2.86% in 2016 to 3.03% in 2017. This increase is due in part to a decrease in the Company’s borrowings on its senior unsecured credit facility, which had a weighted average interest rate of 2.14% for the nine months ended September 30, 2016. This increase is also attributable to an increase in the Westin Copley Place’s mortgage loan variable rate from a weighted average interest rate of 2.20% for the nine months ended September 30, 2016 to 2.76% for the nine months ended September 30, 2017. Interest capitalized on renovations increased $0.1 million from $0.3 million in 2016 to $0.4 million in 2017.
Loss from Extinguishment of Debt
Loss from extinguishment of debt of $1.7 million in 2017 relates to the January 10, 2017 refinancing of the Company’s senior unsecured credit facility and First Term Loan, which were considered substantial modifications. The loss from extinguishment of debt represents a portion of the unamortized debt issuance costs incurred for the senior unsecured credit facility when the original agreement was executed and the debt issuance costs incurred in connection with the refinancing of the First Term Loan.
Income Tax Expense
Income tax expense decreased $2.9 million from $5.1 million in 2016 to $2.2 million in 2017. This decrease is primarily the result of an decrease in LHL’s net income before income tax expense of $6.9 million from $10.1 million in 2016 to $3.2 million in 2017 and a minimal impact of the finalization and related adjustments of the 2016 federal and state tax returns during the 2017 period. For the nine months ended September 30, 2017, LHL’s income tax expense was calculated using an estimated combined federal and state effective tax rate of 39.2%.

Net Gain on Sale of Properties and Sale of Note Receivable
The gain on sale of properties was $85.5 million in 2017, which consists of a $30.7 million gain relating to the sale of Hotel Deca on January 19, 2017, a $10.3 million gain relating to the sale of Lansdowne Resort on March 22, 2017, a $33.4 million gain relating to the sale of Alexis Hotel on March 31, 2017, a $6.7 million gain relating to the sale of Hotel Triton on April 11, 2017 and a $4.4 million gain relating to the sale of Westin Philadelphia on June 29, 2017. The net gain on sale of property and sale of note receivable was $104.5 million in 2016 which consists of a $104.8 million gain relating to the sale of Indianapolis Marriott Downtown on July 14, 2016, partially offset by $0.3 million of costs associated with the sale of the Company’s Mezzanine Loan on July 8, 2016.
Noncontrolling Interests in Consolidated Entities
Noncontrolling interests in consolidated entities represent the allocation of income or loss to the outside preferred ownership interests in a subsidiary and the outside ownership interest in a joint venture.
Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At September 30, 2017, third party limited partners held 0.1% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders increased $1.1 million from $12.8 million in 2016 to $13.9 million in 2017 due to increased distributions on the Series J Preferred Shares, which were issued on May 25, 2016, partially offset by decreased distributions on the Series H Preferred Shares, which were redeemed on May 4, 2017.
Issuance Costs of Redeemed Preferred Shares
Issuance costs of redeemed preferred shares of $2.4 million in 2017 represent the offering costs related to the Series H Preferred Shares, which were redeemed on May 4, 2017. The excess of fair value over carrying value (i.e. offering costs) is included in the determination of net income attributable to common shareholders.
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

FFO and EBITDA do not represent cash generated from operating activities as determined by GAAP and should not be considered as alternatives to net income, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO and EBITDA are not measures of the Company’s liquidity, nor are FFO and EBITDA indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that have been or will be incurred. FFO and EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of the Company’s operating performance.
The following is a reconciliation between net income and FFO and FFO attributable to common shareholders and unitholders for the three and nine months ended September 30, 2017 and 2016 (in thousands, except share and unit data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$35,272	$157,678	$179,272	$226,372
Depreciation	43,205	47,888	134,264	144,088
Amortization of deferred lease costs	104	82	274	244
Less: Gain on sale of properties less costs associated with sale of note receivable	(31)	(104,549)	(85,545)	(104,549)
FFO	$78,550	$101,099	$228,265	$266,155
Distributions to preferred shareholders	(4,116)	(5,405)	(13,908)	(12,802)
Issuance costs of redeemed preferred shares	0	0	(2,401)	0
FFO attributable to common shareholders and unitholders	$74,434	$95,694	$211,956	$253,353
Weighted average number of common shares and units outstanding:
Basic	113,152,698	112,956,626	113,106,588	112,926,955
Diluted	113,528,583	113,305,067	113,488,934	113,284,120
The following is a reconciliation between net income and EBITDA for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$35,272	$157,678	$179,272	$226,372
Interest expense	10,026	10,332	29,276	33,681
Income tax expense	1,978	3,109	2,208	5,099
Depreciation and amortization	43,355	48,022	134,684	144,491
EBITDA (1)	$90,631	$219,141	$345,440	$409,643
(1)EBITDA includes the gain on sale of Hotel Deca, Lansdowne Resort, Alexis Hotel, Hotel Triton and Westin Philadelphia of $30.7 million, $10.3 million, $33.4 million, $6.7 million and $4.4 million for the nine months ended September 30, 2017, respectively. EBITDA includes the gain on sale of Indianapolis Marriott Downtown of $104.8 million for the three and nine months ended September 30, 2016, offset by $0.3 million for the three and nine months ended September 30, 2016 related to costs associated with the sale of the Mezzanine Loan.
Off-Balance Sheet Arrangements
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (i) certain non-routine repairs and maintenance to the hotels and (ii) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of September 30, 2017, the Company held a total of $14.7 million of restricted cash reserves, $12.9 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.
Liquidity and Capital Resources
The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company’s hotels. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company’s 39 unencumbered properties (subject to certain terms and conditions of the credit agreement) as of September 30, 2017, the sale of one or more properties (subject to certain conditions of the management agreements at four of the Company’s properties), debt or equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership.
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
Debt Summary
Debt as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	September 30, 2017	December 31, 2016
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2021 (a)	$0	$0
LHL unsecured credit facility	Floating (b)	January 2021 (b)	0	0
Total borrowings under credit facilities			0	0
Term loans
First Term Loan	Floating/Fixed (c)	January 2022	300,000	300,000
Second Term Loan	Floating/Fixed (c)	January 2021	555,000	555,000
Debt issuance costs, net			(1,951)	(2,242)
Total term loans, net of unamortized debt issuance costs			853,049	852,758
Massport Bonds
Hyatt Regency Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Regency Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Debt issuance costs, net			(16)	(45)
Total bonds payable, net of unamortized debt issuance costs			42,484	42,455
Mortgage loan
Westin Copley Place	Floating (e)	August 2018 (e)	225,000	225,000
Debt issuance costs, net			(800)	(1,506)
Total mortgage loan, net of unamortized debt issuance costs			224,200	223,494
Total debt			$1,119,733	$1,118,707

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at September 30, 2017 and December 31, 2016. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at September 30, 2017 and December 31, 2016. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for the First Term Loan (as defined below) and the Second Term Loan (as defined below). At September 30, 2017 and December 31, 2016, the Company had interest rate swaps on the full amounts outstanding. See “Derivative and Hedging Activities” below. At September 30, 2017, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 3.23% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements). At December 31, 2016, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 2.38% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank National Association and the letters of credit are secured by the Hyatt Regency Boston Harbor. In August 2017, the Company exercised its final extension option to extend the letters of credit through March 1, 2018, the Massport Bonds’ maturity date. The bonds bear interest based on weekly floating rates. The interest rates as of September 30, 2017 were 1.19% and 0.98% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2016 were 0.75% and 0.76% for the $5,400 and $37,100 bonds, respectively. The Company incurs an annual letter of credit fee of 1.35%.

(e)
The mortgage loan matures on August 14, 2018 with three options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). The interest rate as of September 30, 2017 was LIBOR plus 1.75%, which equaled 2.99%. The interest rate as of December 31, 2016 was LIBOR plus 1.75%, which equaled 2.46%. The mortgage loan allows for prepayments without penalty, subject to certain terms and conditions.

A summary of the Company’s interest expense and weighted average interest rates for unswapped variable rate debt for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest Expense:
Interest incurred	$9,561	$9,552	$27,553	$31,421
Amortization of debt issuance costs	669	841	2,098	2,554
Capitalized interest	(204)	(61)	(375)	(294)
Interest expense	$10,026	$10,332	$29,276	$33,681

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	N/A	2.17%	N/A	2.14%
LHL unsecured credit facility	N/A	N/A	N/A	2.13%
Massport Bonds	0.95%	0.55%	0.84%	0.36%
Mortgage loan (Westin Copley Place)	2.97%	2.25%	2.76%	2.20%
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
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCI”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan through August 2, 2017. Effective August 2, 2017, the Company entered into six new interest rate swap agreements with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan through January 10, 2022, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.23% at September 30, 2017. As of September 30, 2017, the Company has interest rate swaps with an aggregate notional amount of $555.0 million to hedge the variable interest rate on the Second Term Loan and, as a result, the fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) is 2.95% through May 16, 2019. From May 16, 2019 through the term of the Second Term Loan, the Company has interest rate swaps with an aggregate notional amount of $377.5 million to hedge a portion of the variable interest rate debt on the Second Term Loan. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following tables present the effect of derivative instruments on the Company’s consolidated statements of operations and comprehensive income, including the location and amount of unrealized gain (loss) on outstanding derivative instruments in cash flow hedging relationships, for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Amount of Gain Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Net Income	Amount of Loss Reclassified from AOCI into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	September 30,			September 30,
	2017	2016		2017	2016
Derivatives in cash flow hedging relationships:
Interest rate swaps	$517	$3,172	Interest expense	$547	$1,637

	Amount of Loss Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Net Income	Amount of Loss Reclassified from AOCI into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the nine months ended			For the nine months ended
	September 30,			September 30,
	2017	2016		2017	2016
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(34)	$(17,051)	Interest expense	$2,030	$5,147
During the nine months ended September 30, 2017 and 2016, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of September 30, 2017, there was $4.4 million in cumulative unrealized gain of which $4.4 million was included in AOCI and an immaterial amount was attributable to noncontrolling interests. As of December 31, 2016, there was $2.4 million in cumulative unrealized gain of which $2.4 million was included in AOCI and an immaterial amount was attributable to noncontrolling interests. The Company expects that approximately $3.1 million will be reclassified from AOCI and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of September 30, 2017.
Extinguishment of Debt
As discussed above, on January 10, 2017, the Company refinanced its senior unsecured credit facility and First Term Loan and LHL refinanced its unsecured revolving credit facility. The refinancing arrangements for the senior unsecured credit facility and First Term Loan were considered substantial modifications. The Company recognized a loss from extinguishment of debt of zero and $1.7 million, which is included in the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017, respectively. The loss from extinguishment of debt represents a portion of the unamortized debt issuance costs incurred for the senior unsecured credit facility when the original agreement was executed and the debt issuance costs incurred in connection with the refinancing of the First Term Loan.
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
As of September 30, 2017, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable and mortgage loan.
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

Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

		Fair Value Measurements at
		September 30, 2017	December 31, 2016
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$4,364	$3,295
Derivative interest rate instruments	Accounts payable and accrued expenses	$0	$927
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
Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Borrowings under credit facilities	$0	$0	$0	$0
Term loans	$855,000	$856,173	$855,000	$857,224
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loan	$225,000	$224,163	$225,000	$225,224
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loan using interest rates ranging from 1.5% to 2.3% as of September 30, 2017 and from 1.5% and 1.8% as of December 31, 2016 with a weighted average effective interest rate of 1.6% and 1.5% as of September 30, 2017 and December 31, 2016, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s.
At September 30, 2017 and December 31, 2016, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and distributions payable were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
Equity Repurchases and Redemptions
The Company’s Board of Trustees previously authorized an expanded share repurchase program (the “Repurchase Program”) to acquire up to $600.0 million of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. As of September 30, 2017, the Company has availability under the Repurchase Program to acquire up to $569.8 million of common shares of beneficial interest. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.
On May 4, 2017, the Company redeemed all of the outstanding Series H Preferred Shares for $68.8 million ($25.00 per share) plus $0.3 million of accrued and unpaid dividends through the redemption date. The redemption value of the Series H Preferred Shares exceeded their carrying value by $2.4 million, which is included in the determination of net income attributable to common shareholders for the nine months ended September 30, 2017. The $2.4 million represents the offering costs related to the redeemed Series H Preferred Shares.
Sources and Uses of Cash
As of September 30, 2017, the Company had $444.3 million of cash and cash equivalents and $14.7 million of restricted cash reserves, $12.9 million of which was available for future capital expenditures. Additionally, the Company had $747.6 million available under the Company’s senior unsecured credit facility, with $2.4 million reserved for outstanding letters of credit, and $25.0 million available under LHL’s unsecured credit facility.
Net cash provided by operating activities was $219.5 million for the nine months ended September 30, 2017 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.
Net cash provided by investing activities was $336.7 million for the nine months ended September 30, 2017 primarily due to proceeds from the sale of Hotel Deca, Lansdowne Resort, Alexis Hotel, Hotel Triton and Westin Philadelphia, partially offset by outflows for improvements and additions at the hotels.
Net cash used in financing activities was $246.6 million for the nine months ended September 30, 2017 primarily due to payment of distributions to the common shareholders and unitholders, payment for the redemption of preferred shares, payment of distributions to preferred shareholders and payment of debt issuance costs.
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

Contractual Obligations
The following is a summary of the Company’s obligations and commitments as of September 30, 2017 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loan	$225,000	$225,000	$0	$0	$0
Mortgage loan interest (1)	6,485	6,485	0	0	0
Borrowings under credit facilities	0	0	0	0	0
Credit facilities interest (2)	0	0	0	0	0
Capital and operating leases (3)	536,609	11,414	23,049	23,739	478,407
Massport Bonds	42,500	42,500	0	0	0
Massport Bonds interest (2)	177	177	0	0	0
Term loans	855,000	0	0	855,000	0
Term loans interest (4)	96,606	26,438	52,303	17,865	0
Purchase commitments (5)
Purchase orders and letters of commitment	65,865	65,865	0	0	0
Total obligations and commitments	$1,828,242	$377,879	$75,352	$896,604	$478,407

(1)	Interest expense is calculated based on the variable rate as of September 30, 2017 for Westin Copley Place.

(2)	Interest expense, if applicable, is calculated based on the variable rate as of September 30, 2017.

(3)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Rents on ground leases may be subject to adjustments based on future interest rates and hotel performance.

(4)
The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the First Term Loan, resulting in a fixed all-in interest rate of 3.23%, at the Company’s current leverage ratio (as defined in the agreements) through January 10, 2022, the First Term Loan’s maturity date. The Company entered into separate interest rate swap agreements for the Second Term Loan, resulting in a fixed all-in interest rate of 2.95% at the Company’s current leverage ratio (as defined in the agreements). The $377.5 million portion of the Second Term Loan is fixed through its maturity date of January 29, 2021 and the $177.5 million portion of the Second Term Loan is fixed through May 16, 2019, the interest rate swaps’ maturity date. It is assumed that the outstanding debt as of September 30, 2017 will be repaid upon maturity with fixed interest-only payments through the swapped periods and interest calculated based on the variable rate as of September 30, 2017 for the unswapped period of the Second Term Loan.

(5)
As of September 30, 2017, purchase orders and letters of commitment totaling approximately $65.9 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels
The following table sets forth pro forma historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio owned as of September 30, 2017 for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2017	2016	Variance	2017	2016	Variance
Occupancy	90.2%	90.2%	0.0%	85.3%	85.7%	(0.4%)
ADR	$243.31	$252.32	(3.6%)	$244.35	$247.16	(1.1%)
RevPAR	$219.38	$227.69	(3.6%)	$208.52	$211.70	(1.5%)
For presentation of comparable information, the above hotel statistics exclude (i) Hotel Triton and Westin Philadelphia due to their dispositions during the second quarter of 2017, (ii) Hotel Deca, Lansdowne Resort and Alexis Hotel due to their dispositions during the first quarter of 2017 and (iii) Indianapolis Marriott Downtown due to its disposition in July 2016. For the three and nine months ended September 30, 2017 and 2016, the above hotel statistics exclude third quarter results for The Marker Waterfront Resort and Southernmost Beach Resort Key West due to their closure during Hurricane Irma in early September 2017 and for a period following the storm due to subsequent building repairs and clean up. In addition, for the nine months ended September 30, 2017 and 2016, the above hotel statistics exclude first quarter results for Mason & Rook Hotel due to the hotel’s closure for renovation during the first quarter of 2016.

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
The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of September 30, 2017, $267.5 million of the Company’s aggregate indebtedness (23.8% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the First Term Loan and Second Term Loan since the Company hedged their variable interest rates to fixed interest rates.
If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $0.7 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $267.5 million, the balance as of September 30, 2017.

Item 4.	Controls and Procedures
Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2017. There were no changes to the Company’s internal control over financial reporting during the third quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1, 2017 - July 31, 2017	20,849	$29.80	—	$—
August 1, 2017 - August 31, 2017	19,204	$28.11	—	$—
September 1, 2017 - September 30, 2017	—	$—	—	$—
Total	40,053	$28.99	—	$569,807,000

(1)
Reflects shares surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted shares. The average price paid reflects the average market value of shares withheld for tax purposes.

(2)
On August 29, 2011, the Company announced its Board of Trustees had authorized the Repurchase Program to acquire up to $100.0 million of the Company’s common shares of beneficial interest. On February 22, 2017, the Company announced the Board of Trustees authorized an expansion of the Repurchase Program to acquire up to an additional $500.0 million of the Company’s common shares of beneficial interest. The Company cumulatively repurchased $30.2 million of common shares of beneficial interest pursuant to the Repurchase Program through September 30, 2017. As of September 30, 2017, the Company had availability under the Repurchase Program to acquire up to $569.8 million of common shares of beneficial interest. The authorization did not include specific price targets or an expiration date. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.

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

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on October 19, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Date:	October 19, 2017	BY:	/s/ KENNETH G. FULLER
Kenneth G. Fuller
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)