Form 10-K
period 2017-12-31
LaSalle Hotel Properties
filed 2018-02-20
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The aggregate market value of the 113,193,206 common shares of beneficial interest held by non-affiliates of the registrant was approximately $3.4 billion based on the closing price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2017.
Number of the registrant’s common shares of beneficial interest outstanding as of February 13, 2018: 113,205,006.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders to be held on or about May 2, 2018 are incorporated by reference in Part II and Part III of this report as noted therein.

LASALLE HOTEL PROPERTIES

Forward-Looking Statements
This report, together with other statements and information publicly disseminated by LaSalle Hotel Properties (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “plan,” “seek,” “should,” “will” or similar expressions. Forward-looking statements in this report include, among others, statements about the Company’s business strategy, including its acquisition and development strategies, industry trends, estimated revenues and expenses, estimated costs and durations of renovation or restoration projects, estimated insurance recoveries, ability to realize deferred tax assets, expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital) and the amount and timing of future cash distributions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

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
As of December 31, 2017, the Company owned interests in 41 hotels with approximately 10,450 guest rooms located in seven states and the District of Columbia. Each hotel is leased to LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2018 and December 2020. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement, the terms of which are discussed in more detail under “—Hotel Managers and Hotel Management Agreements.”
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at December 31, 2017. The remaining 0.1% is held by limited partners who owned 145,223 common units of the Operating Partnership at December 31, 2017. Subject to certain limitations, common units in the Operating Partnership are redeemable for cash, or at the Company’s option, for a like number of the Company’s common shares of beneficial interest, $0.01 par value per share.
The Company’s principal offices are located at 7550 Wisconsin Avenue, 10th Floor, Bethesda, Maryland 20814. The Company’s website is www.lasallehotels.com. The Company makes available on its website free of charge its filings with the Securities and Exchange Commission (“SEC”), including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports. Also posted on the Company’s website, and available in print upon request, are charters of each committee of the Board of Trustees, the Company’s code of business conduct and ethics, the Company’s corporate governance guidelines and the Company’s trustee independence standards. Within the time period required by the SEC, the Company will disclose on its website any amendment to the code of business conduct or ethics or any waiver applicable to any executive officer, trustee or senior financial officer of any provision of the code of business conduct and ethics that would otherwise be required to be disclosed under the rules of the SEC or New York Stock Exchange (“NYSE”). The information contained on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.
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
Hotel Managers and Hotel Management Agreements
The Company seeks to grow through strategic relationships with premier, internationally recognized hotel operating companies, including Hilton Hotels Corporation, Marriott International, Outrigger Lodging Services, Noble House Hotels & Resorts, Hyatt Hotels Corporation, Benchmark Hospitality, Two Roads Hospitality, Davidson Hotel Company, Kimpton Hotel & Restaurant Group, LLC, Accor, HEI Hotels & Resorts, JRK Hotel Group, Inc., Viceroy Hotel Group, Highgate Hotels, Access Hotels & Resorts, Provenance Hotels and Evolution Hospitality. The Company believes that having multiple operators creates a network that will generate acquisition opportunities. In addition, the Company believes its acquisition capabilities are enhanced by its considerable experience, resources and relationships in the hotel industry specifically and the real estate industry generally.
As of December 31, 2017, all of our 41 hotels are leased by LHL, and are managed and operated by third parties pursuant to management agreements entered into between LHL and the respective hotel management companies.
Our management agreements for the 41 hotels leased to LHL have the terms described below.

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

•
Terms.    The remaining terms of our management agreements range from less than one year to 14 years not including renewals, and less than one year to 44 years including renewals. Only one management agreement has a remaining non-cancelable term of 14 years, with the next longest non-cancelable term of 11 years.

•
Ability to Terminate.    We have 40 management agreements (Park Central Hotel New York and WestHouse Hotel New York operate under one agreement) of which 37 are terminable at will. The remaining three management agreements are terminable only with cause. Termination fees range from zero to up to eight times annual base management and incentive management fees, due upon early termination. One management agreement has termination fees at eight times, one at seven times, one at six times, one at five times and one at four times.

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

Recent Developments
In September 2017, the Southernmost Beach Resort Key West and The Marker Waterfront Resort temporarily closed due to the effects of Hurricane Irma. Both hotels were fully open as of the end of December 2017. The Company maintains property, flood, fire and business interruption insurance at both Key West resorts. For the combined properties, insurance is subject to deductibles of approximately $5.0 million in total which encompasses both property and business interruption coverage. The Company is currently in the process of filing insurance claims for business interruption experienced at both resorts and non-structural property damage and cleanup costs sustained at Southernmost Beach Resort Key West.
The Massport Bonds (as defined below) mature on March 1, 2018. The Company intends to repay the Massport Bonds upon maturity with available cash.
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
Seasonality
The Company’s hotel operations historically have been seasonal. Taken together, the hotels maintain higher occupancy rates during the second and third quarters of each year. These seasonality patterns can be expected to cause fluctuations in the quarterly hotel operations.
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
Employees
The Company had 36 employees as of December 31, 2017. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the lessees to operate such hotels. None of the Company’s employees is a member of any union; however, some employees of the hotel managers at several of the Company’s hotels are currently represented by labor unions and are subject to collective bargaining agreements.

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
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect us. The risks described could adversely affect our business, financial condition, liquidity, results of operations, cash flows, prospects or ability to make distributions to shareholders, any of which could adversely affect the market price of our common and preferred shares.
Risks Related to Our Business and the Lodging Industry
Economic conditions may reduce demand for hotel properties and adversely affect our profitability.
The performance of the lodging industry is highly cyclical and has traditionally been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product (“GDP”), employment, investment and travel demand. We cannot predict the pace or duration of the global economic cycle or the cycles of the lodging industry. In the event conditions in the industry deteriorate or do not continue to see sustained improvement, or there is an extended period of economic weakness, our occupancy rates, revenues and profitability could be adversely affected. In addition, other macroeconomic factors, such as consumer confidence and conditions which negatively shape public perception of travel, may have a negative effect on the lodging industry and may adversely affect our business.
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
We focus on primary urban markets, including Boston, MA, Chicago, IL, Los Angeles, CA, New York, NY, San Diego, CA, San Francisco, CA, Seattle, WA and Washington, DC. As of December 31, 2017, our hotels were located in 11 markets in seven states and the District of Columbia, including nine hotels located in Washington, DC, six hotels located in San Francisco, CA, six hotels located in Los Angeles, CA, five hotels located in San Diego, CA and four hotels located in both Boston, MA and New York, NY. As a result, we are particularly susceptible to adverse market conditions in these geographic areas, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could adversely affect us.
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
We may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at expected levels.
We intend to pay quarterly distributions to our shareholders that represent at least 90% of our REIT taxable income. Our ability to make these intended distributions may be adversely affected by the factors, risks and uncertainties described in this Annual Report on Form 10-K and other reports that we file from time to time with the SEC. Our Board of Trustees will make determinations regarding distributions based upon many factors, including investment activity, our cash available for distribution, our operating results and financial condition, our debt service obligations and debt covenants, our operating expenses and capital expenditure requirements, the economic outlook, the requirements for qualification as a REIT under the Code and other factors that our Board of Trustees may deem relevant from time to time. As a result, no assurance can be given that we will make distributions to our shareholders at expected levels, or at all, or that distributions will increase or even be maintained over time, any of which could materially and adversely affect the market price of our common shares.
Our hotels are subject to significant competition.
The markets where our hotels are located and the luxury, upper upscale and upscale segments of the hotel business are highly competitive. Our hotels compete on the basis of a number of factors, including location, room rates, quality of accommodations, service levels, reputation, reservations systems, brand recognition and supply and availability of alternative lodging, among many factors. There are many competitors in the luxury, upper upscale and upscale segments in our markets, and many of these competitors may have substantially greater marketing and financial resources than we have. This competition could reduce occupancy levels and room revenue at our hotels, which would harm our operations.
Furthermore, in addition to competing with traditional hotels and lodging facilities, we compete with alternative lodging companies, such as HomeAway and Airbnb, which operate websites that market available furnished, privately-owned residential properties, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis. Increasing use of these alternative lodging companies could materially adversely affect the occupancy at our hotels and could put downward pressure on average rates and revenues.
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
In addition, our hotels are subject to all operating risks common to the hotel industry, many of which are beyond our control. These risks include:

•	adverse effects of weak national, regional and local economic conditions;

•	tightening credit standards;

•	competition for guests and meetings from other hotels and alternative lodging companies, including competition and pricing pressure from Internet wholesalers and distributors;

•	an over-supply or over-building of hotels in the markets in which we own properties;

•	increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

•	labor strikes, disruptions or lockouts that may impact operating performance;

•	dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	increases in energy costs, airline fares and other expenses related to travel, which may negatively affect traveling;

•	terrorism, terrorism alerts and warnings, military actions, pandemics or other medical events which may cause decreases in business and leisure travel;

•	risks that the recent travel ban to the United States and proposed immigration policies will suppress international travel to the United States generally;

•
the impact of geopolitical developments outside the United States, such as the pace of the economic recovery in Europe, the effects of the United Kingdom’s referendum to withdraw from the European Union, or unrest in the Middle East, which could affect the relative volatility of global credit markets generally and global travel and lodging demand; and

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
We own hotels in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks, including Boston, MA, Chicago, IL, New York, NY and Washington, DC. Previous terrorist attacks and subsequent terrorist alerts have adversely affected the U.S. travel and hospitality industries over the past several years, often disproportionately to the effect on the overall economy. In addition, we own 19 hotels located in areas of the West Coast that are seismically active and two hotels (Southernmost Beach Resort Key West and The Marker Waterfront Resort) in areas that have the potential to experience hurricanes. For example, in September 2017, our operations at Southernmost Beach Resort Key West and The Marker Waterfront Resort were impacted negatively by Hurricane Irma. Even in the absence of direct physical damage to our hotels, the occurrence of terrorist attacks, natural disasters, significant military actions, outbreaks of diseases, such as Ebola virus, H1N1 flu, SARS or Zika virus, or other casualty events, or significant government restrictions or limitations on travel to the United States will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular.
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
The Hyatt Regency Boston Harbor, San Diego Paradise Point Resort and Spa, The Hilton San Diego Resort and Spa, The Roger, Viceroy Santa Monica, The Liberty Hotel, Harbor Court Hotel, Southernmost Beach Resort Key West (restaurant facility) and Hotel Vitale are each subject to a ground or land and building lease with a third-party lessor which requires us to obtain the consent of the relevant third party lessor in order to sell any of these hotels or to assign our leasehold interest in any of the ground or land and building leases. Accordingly, if we determine that the sale of any of these hotels or the assignment of our leasehold interest in any of these ground or land and building leases is in the best interest of our shareholders, we may be prevented from completing such a transaction if we are unable to obtain the required consent from the relevant lessor. Westin Copley Place is subject to an air rights lease and Hotel Solamar is subject to a ground lease, which do not require approval from the relevant third-party lessor. In addition, at any given time, potential investors may be disinterested in buying hotel properties subject to a ground lease and may pay a lower price for such properties than for a comparable property in fee simple, or they may not purchase such properties at any price whatsoever. For these reasons, we may have a difficult time selling a hotel property subject to a ground lease or may receive lower proceeds from a sale. Finally, as the lessee under our ground leases, we are exposed to the possibility of losing the hotel, or a portion of the hotel, upon termination, or an earlier breach by us, of the ground lease.
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
Unsecured credit facilities and term loans. We have (i) a $750.0 million senior unsecured credit facility (with an accordion feature that allows us to request an increase in the total commitments of up to $1.25 billion, subject to certain terms and conditions) that matures on January 8, 2021, subject to two six-month extension options to January 8, 2022 that we may exercise pursuant to certain terms and conditions, including the payment of an extension fee, (ii) a $300.0 million unsecured term loan (with an accordion feature that allows us to request an increase in the total commitments of up to $500.0 million, subject to certain terms and conditions) that matures on January 10, 2022, and (iii) a $555.0 million unsecured term loan (with an accordion feature that allows us to request an increase in the total commitments of up to $700.0 million, subject to certain terms and conditions) that matures on January 29, 2021. In addition, LHL has a $25.0 million unsecured revolving credit facility that matures on January 10, 2021, subject to two six-month extension options to January 10, 2022 that LHL may exercise pursuant to certain terms and conditions, including the payment of an extension fee.
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
Non-recourse secured mortgages.    In addition to our senior unsecured credit facility, our term loans and the LHL unsecured revolving credit facility, we have from time to time entered into non-recourse mortgages secured by specific hotel properties. Under the terms of these debt obligations, a lender’s only remedy in the event of default is against the real property securing the mortgage, except where a borrower has, among other customary exceptions, engaged in an action constituting fraud or an intentional misrepresentation. In those cases, a lender may seek a remedy for a breach directly against the borrower, including its other assets. Westin Copley Place is mortgaged to secure payment of indebtedness aggregating $225.0 million as of December 31, 2017. The Hyatt Regency Boston Harbor is mortgaged to secure payment of principal and interest on bonds with an aggregate par value of $42.5 million. These mortgages contain debt service coverage tests related to the mortgaged properties. If the debt service coverage ratio for that specific property fails to exceed a threshold level specified in the mortgage, cash flows from that hotel will automatically be directed to the lender to (i) satisfy required payments, (ii) fund certain reserves required by the mortgage and (iii) fund additional cash reserves for future required payments, including final payment. Cash flows will be directed to the lender (“cash trap”) until such time as we again become compliant with the specified debt service coverage ratio or the mortgage is paid off.
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

As of December 31, 2017, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable and mortgage.
Our liquidity may be reduced and our cost of debt financing may be increased because we may be unable to, or elect not to, remarket debt securities related to the Hyatt Regency Boston Harbor for which we may be liable.
We are the obligor with respect to a $37.1 million tax-exempt special project revenue bond and a $5.4 million taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “Massport Bonds”). The Massport Bonds, which mature on March 1, 2018, bear interest based on weekly floating rates and have no principal reductions prior to their scheduled maturities. The Massport Bonds may be redeemed at any time, at our option, without penalty. U.S. Bank National Association (“U.S. Bank”) provides the supporting letters of credit on the Massport Bonds. The letters of credit expire on March 1, 2018, the Massport Bonds’ maturity date. If we are unable to, or elect not to, issue or remarket the Massport Bonds, we would expect to rely primarily on our available cash and credit facilities to pay off the Massport Bonds. At certain times, we may hold some of the Massport Bonds that have not been successfully remarketed. Our borrowing costs under our senior unsecured credit facility may be higher than tax-exempt bond financing costs. Borrowings under the credit facilities to pay off the Massport Bonds would also reduce our liquidity to meet other obligations.
Increases in interest rates may increase our interest expense.
As of December 31, 2017, $267.5 million of aggregate indebtedness (23.8% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under our term loans since we hedged their variable interest rates to fixed interest rates. In addition, $177.5 million of the $555.0 million unsecured term loan will bear interest at its contractual floating rate when the applicable interest rate swaps expire on May 16, 2019. An increase in interest rates could increase our interest expense and reduce our cash flow and may affect our ability to make distributions to shareholders and to service our indebtedness.
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

For example, among other risks, we would fail to qualify as a REIT if:

•	our hotel managers do not qualify as “eligible independent contractors” under the Code;

•	the leases of our hotel properties to LHL are not respected as true leases for federal income tax purposes; or

•
the Operating Partnership failed to qualify as a partnership for federal income tax purposes (which would cause it to become subject to federal and state corporate income tax and would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us).

If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates (a maximum rate of 35% applies through 2017 and 21% for subsequent years). Moreover, unless entitled to relief under certain statutory provisions, we also will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. This treatment would cause us to incur additional tax liabilities, significantly impair our ability to service indebtedness and reduce the amount of cash available to make new investments or to make distributions on our common or preferred shares.
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
A REIT may own up to 100% of the stock of one or more TRSs, and a TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. TRSs involve additional regulation, including a rule that no more than 20% (for taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. Another rule imposes a 100% excise tax on certain transactions between a TRS and its parent REIT not conducted on an arm’s-length basis. TRSs are also subject to applicable federal, foreign, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability and reduce our operating flexibility.
At any time, the federal income tax laws governing REITs or the administrative and judicial interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative and judicial interpretation, or any amendment to any existing federal income tax law, regulation or administrative or judicial interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. Any adverse laws, regulations or interpretations could increase our tax liability, reduce our operating flexibility, or negatively affect our ability to qualify as a REIT, or may reduce the relative attractiveness of an investment in a REIT compared to other entities and corporations not qualified as a REIT. The recently enacted tax reform bill, informally known as the Tax Cuts and Jobs Act, made significant changes the U.S. federal income tax laws applicable to individuals and corporations, including REITs and their shareholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. Technical corrections or other amendments to, or administrative guidance interpreting, the Tax Cuts and Jobs Act may be forthcoming at any time. We cannot predict the long-term effect of the Tax Cuts and Jobs Act or any future changes on REITs and their shareholders. Prospective shareholders are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

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
Our Board of Trustees may approve the issuance of shares with terms that may discourage a third party from acquiring the Company.    Subject to the rights of holders of outstanding preferred shares to approve the classification or issuance of any class or series of shares ranking senior to such preferred shares, our Board of Trustees has the power under the declaration of trust to classify any of our unissued preferred shares, and to reclassify any of our previously classified but unissued preferred shares from time to time, in one or more series of preferred shares, without shareholder approval. Subject to the rights of holders of outstanding preferred shares discussed above, our Board of Trustees may determine the relative rights, preferences and privileges of any class or series of preferred shares issued. The issuance of preferred shares could adversely affect the voting power, distribution and other rights of holders of common shares and could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our shareholders.
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
The sales of a substantial number of our common shares, or the perception that such sales could occur, could adversely affect prevailing market prices for our common shares. As of December 31, 2017, there were 200,000,000 common shares authorized under our declaration of trust, as amended, of which 113,209,392 were outstanding. Our Board of Trustees may authorize the issuance of additional authorized but unissued common shares or other authorized but unissued securities at any time, including pursuant to our 2014 Equity Incentive Plan, as amended. We also have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity securities (including common or preferred shares) on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred equity. No prediction can be made about the effect that future distributions or sales of our common shares will have on the market price of our common shares.
Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.
Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2017, 4,400,000 shares of our 6.375% Series I Cumulative Redeemable Preferred Shares (the “Series I Preferred Shares”) and 6,000,000 shares of our 6.3% Series J Cumulative Redeemable Preferred Shares (the “Series J Preferred Shares”) were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $260.0 million, and annual dividends on our outstanding preferred shares are approximately $16.5 million. Holders of our Series I Preferred Shares and Series J Preferred Shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of these preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive. Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future preferred offerings. Thus, our shareholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.

The market price and trading volume of our common shares may be volatile.
The market price of our common shares may be volatile. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. If the market price of our common shares declines significantly, shareholders may be unable to resell their shares at or above the price at which they traded when they acquired them. We cannot provide assurance that the market price of our common shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the market price of our common shares or result in fluctuations in the market price or trading volume of our common shares include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our operations or earnings estimates;

•	publication of research reports about us, the real estate industry or the lodging industry;

•	changes in our distribution policy;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional equity or debt we may issue or incur in the future;

•	share repurchases under the Company’s share repurchase program;

•	additions or departures of key management personnel;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K; and

•	general U.S. and worldwide market and economic conditions.
We cannot guarantee that we will repurchase shares pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value.
Our Board of Trustees has approved an expanded share repurchase program to acquire up to $600.0 million of our common shares (the “Repurchase Program”). As of December 31, 2017, we had availability under the Repurchase Program to acquire up to $569.8 million of our common shares. The Repurchase Program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases. The timing, manner, price and actual number of shares repurchased, if any, will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. In addition, repurchases of shares pursuant to the Repurchase Program could affect our share price and increase its volatility. The existence of the Repurchase Program could cause our share price to be higher than it would be in the absence of such program and could potentially reduce the market liquidity for our shares. Additionally, the Repurchase Program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our common shares may decline below the levels at which we repurchase shares. Although the Repurchase Program is intended to enhance long-term shareholder value, there is no assurance that it will do so and short-term share price fluctuations could reduce the effectiveness of the program.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Hotel Properties
As of December 31, 2017, the Company owned interests in the following 41 hotel properties:

Hotel Properties		Number of Guest Rooms	Location
1.	Hotel Amarano Burbank	132	Burbank, CA
2.	L’Auberge Del Mar	121	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	286	San Diego, CA
4.	Hotel Solamar (1)	235	San Diego, CA
5.	San Diego Paradise Point Resort and Spa (1)	462	San Diego, CA
6.	The Hilton San Diego Resort and Spa (1)	357	San Diego, CA
7.	Harbor Court Hotel (1)	131	San Francisco, CA
8.	Hotel Vitale (1)	200	San Francisco, CA
9.	Park Central San Francisco	681	San Francisco, CA
10.	Serrano Hotel	236	San Francisco, CA
11.	The Marker San Francisco	208	San Francisco, CA
12.	Villa Florence	189	San Francisco, CA
13.	Chaminade Resort and Conference Center	156	Santa Cruz, CA
14.	Viceroy Santa Monica (1)	162	Santa Monica, CA
15.	Chamberlain West Hollywood	115	West Hollywood, CA
16.	Le Montrose Suite Hotel	133	West Hollywood, CA
17.	Le Parc Suite Hotel	154	West Hollywood, CA
18.	The Grafton on Sunset	108	West Hollywood, CA
19.	Hotel George	139	Washington, DC
20.	Hotel Madera	82	Washington, DC
21.	Hotel Palomar, Washington, DC	335	Washington, DC
22.	Hotel Rouge	137	Washington, DC
23.	Mason & Rook Hotel	178	Washington, DC
24.	Sofitel Washington, DC Lafayette Square	237	Washington, DC
25.	The Donovan	193	Washington, DC
26.	The Liaison Capitol Hill	343	Washington, DC
27.	Topaz Hotel	99	Washington, DC
28.	Southernmost Beach Resort Key West (4)	262	Key West, FL
29.	The Marker Waterfront Resort	96	Key West, FL
30.	Hotel Chicago	354	Chicago, IL
31.	Westin Michigan Avenue	752	Chicago, IL
32.	Hyatt Regency Boston Harbor (1)(2)	270	Boston, MA
33.	Onyx Hotel	112	Boston, MA
34.	The Liberty Hotel (1)	298	Boston, MA
35.	Westin Copley Place (2)(3)	803	Boston, MA
36.	Gild Hall	130	New York, NY
37.	The Roger (1)	194	New York, NY
38.	Park Central Hotel New York	761	New York, NY
39.	WestHouse Hotel New York	172	New York, NY
40.	The Heathman Hotel	150	Portland, OR
41.	Embassy Suites Philadelphia – Center City	288	Philadelphia, PA
	Total number of guest rooms	10,451

(1)	Property subject to a long-term ground or land and building lease.

(2)	Property subject to a mortgage/debt.

(3)	Property subject to a long-term air rights lease.

(4)	Property subject to a ground lease on a restaurant facility.

Each of the Company’s hotels is full service, with 12 classified as “luxury,” 27 classified as “upper upscale” and two classified as “upscale,” as defined by Smith Travel Research, a provider of hotel industry data.

Item 3.	Legal Proceedings
The nature of hotel operations exposes the Company and its hotels to the risk of claims and litigation in the ordinary course of business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company.

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information about the Company’s equity compensation plans and other related shareholder matters is incorporated by reference to the Company’s Proxy Statement to be filed for the 2018 Annual Meeting of Shareholders (the “Proxy Statement”).
Market Information
The common shares of the Company began trading on the NYSE on April 24, 1998 under the symbol “LHO.” The following table sets forth, for the periods indicated, the high and low sale prices per common share and the cash distributions declared per share:

	Calendar Year 2017			Calendar Year 2016
	High	Low	Distribution	High	Low	Distribution
First Quarter	$31.87	$27.80	$0.45	$26.85	$19.01	$0.45
Second Quarter	$31.75	$27.67	$0.45	$25.31	$21.56	$0.45
Third Quarter	$31.39	$27.48	$0.45	$29.10	$23.02	$0.45
Fourth Quarter	$30.87	$27.44	$0.45	$31.15	$23.05	$0.45
The closing price for the Company’s common shares, as reported by the NYSE on December 31, 2017, was $28.07 per share.

SHARE PERFORMANCE GRAPH
The following graph provides a comparison of the cumulative total return on the common shares from December 31, 2012 to the NYSE closing price per share on December 31, 2017 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (“FTSE NAREIT Equity Index”). Total return values were calculated assuming a $100 investment on December 31, 2012 with reinvestment of all dividends in (i) the common shares, (ii) the S&P 500 and (iii) the FTSE NAREIT Equity Index.
The actual returns on the graph above are as follows:

Name	Value of Initial Investment at December 31, 2012	Value of Initial Investment at December 31, 2013	Value of Initial Investment at December 31, 2014	Value of Initial Investment at December 31, 2015	Value of Initial Investment at December 31, 2016	Value of Initial Investment at December 31, 2017
LaSalle Hotel Properties	$100.00	$125.86	$171.63	$112.76	$146.61	$143.62
S&P 500 Index	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
FTSE NAREIT Equity Index	$100.00	$102.86	$131.68	$135.40	$147.09	$159.85
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by the Company under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Shareholder Information
As of February 13, 2018, there were 53 record holders of the Company’s common shares. This figure does not reflect the beneficial ownership of shares held in nominee name.

Distribution Information
For 2017, the Company recognized $2.250 per common share/unit in distributions, of which $1.8000 was paid and recognized as 2017 distributions for tax purposes and $0.4500 per common share/unit was recognized as 2016 distributions for tax purposes. Of the $1.8000, 54.41% represented ordinary income, 20.15% represented capital gain and 25.44% represented unrecaptured Section 1250 gain. Distributions for 2017 were paid quarterly to the Company’s common shareholders and unitholders at a level of $0.450 per common share/unit.
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
The Company’s federal and state tax returns for the year ended December 31, 2017 have not been filed. The taxability information presented for the Company’s dividends paid in 2017 is based upon management’s estimate.

The declaration of distributions by the Company is at the sole discretion of the Company’s Board of Trustees, and depends on the actual cash flow of the Company, its financial condition, capital expenditure requirements for the Company’s hotels, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant.
Operating Partnership Units and Recent Sales of Unregistered Securities
The Operating Partnership issued 3,181,723 common units of limited partnership interest to third parties at inception on April 24, 1998, in conjunction with the Company’s initial public offering. The following is a summary of common unit activity since inception:

Common units issued at initial public offering	3,181,723
Common units issued:
2000-2006	86,667
2011	296,300
Common units redeemed:
1999-2015	(3,419,467)
Common units outstanding at December 31, 2017	145,223
Holders of common units of limited partnership interest receive distributions per unit in the same manner as distributions on a per common share basis to the common shareholders of beneficial interest. Subject to certain limitations, common units of limited partnership interest are redeemable for cash or, at the Company’s option, for a like number of common shares of the Company.
Common shares issued upon redemption of common units of limited partnership interest were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The Company relied on the exemption based on factual representations given by the limited partners who received the common shares.
On December 29, 2011, in connection with the Company’s acquisition of Park Central Hotel New York and as part of the consideration for the hotel acquisition, the Operating Partnership issued 296,300 common units of limited partnership interest. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder. The Company relied on the exemption based on representations given by the holders of the common units. On May 13, 2015, the Company issued an aggregate of 151,077 common shares in connection with the redemption of 151,077 of such common units of limited partnership interest.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1, 2017 - October 31, 2017	—	$—	—	$—
November 1, 2017 - November 30, 2017	—	$—	—	$—
December 1, 2017 - December 31, 2017	22,388	$28.07	—	$—
Total	22,388	$28.07	—	$569,807,000

(1)
Reflects shares surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted shares. The average price paid reflects the average market value of shares withheld for tax purposes.

(2)
On August 29, 2011, the Company announced its Board of Trustees had authorized the Repurchase Program to acquire up to $100.0 million of the Company’s common shares of beneficial interest. On February 22, 2017, the Company announced the Board of Trustees authorized an expansion of the Repurchase Program to acquire up to an additional $500.0 million of the Company’s common shares of beneficial interest. The Company cumulatively repurchased $30.2 million of common shares of beneficial interest pursuant to the Repurchase Program through December 31, 2017. As of December 31, 2017, the Company had availability under the Repurchase Program to acquire up to $569.8 million of common shares of beneficial interest. The authorization did not include specific price targets or an expiration date. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.

Item 6.	Selected Financial Data
The following tables set forth selected historical operating and financial data for the Company. The selected historical operating and financial data for the Company for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 have been derived from the historical financial statements of the Company. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

LASALLE HOTEL PROPERTIES Selected Historical Operating and Financial Data (Unaudited, in thousands, except share and per share data)

	For the year ended December 31,
	2017	2016	2015	2014	2013
Operating Data:
Revenues:
Hotel operating revenues	$1,092,882	$1,220,612	$1,208,591	$1,101,457	$969,356
Other income	11,933	7,007	7,993	8,321	7,937
Total revenues	1,104,815	1,227,619	1,216,584	1,109,778	977,293
Expenses:
Hotel operating expenses	659,210	728,229	724,531	668,790	596,241
Depreciation and amortization	178,374	192,322	180,855	155,035	143,991
Real estate taxes, personal property taxes and insurance	62,238	63,406	65,438	57,805	53,374
Ground rent	15,718	16,187	16,076	14,667	11,117
General and administrative	26,751	26,529	25,197	23,832	22,001
Acquisition transaction costs	0	0	499	2,379	2,646
Other expenses	12,550	6,283	17,225	7,369	9,361
Total operating expenses	954,841	1,032,956	1,029,821	929,877	838,731
Operating income	149,974	194,663	186,763	179,901	138,562
Interest income	2,568	3,553	2,938	1,812	9,679
Interest expense	(39,366)	(43,775)	(54,333)	(56,628)	(57,516)
Loss from extinguishment of debt	(1,706)	0	(831)	(2,487)	0
Income before income tax (expense) benefit	111,470	154,441	134,537	122,598	90,725
Income tax (expense) benefit	(1,699)	(5,784)	1,292	(2,306)	(470)
Income before net gain on sale of properties and sale of note receivable	109,771	148,657	135,829	120,292	90,255
Net gain on sale of properties and sale of note receivable	85,545	104,478	0	93,205	0
Net income	195,316	253,135	135,829	213,497	90,255
Net income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(16)	(17)	(16)	(16)	(17)
Noncontrolling interests of common units in Operating Partnership	(266)	(337)	(261)	(636)	(303)
Net income attributable to noncontrolling interests	(282)	(354)	(277)	(652)	(320)
Net income attributable to the Company	195,034	252,781	135,552	212,845	89,935
Distributions to preferred shareholders	(18,024)	(18,206)	(12,169)	(14,333)	(17,385)
Issuance costs of redeemed preferred shares	(2,401)	0	0	(951)	(1,566)
Net income attributable to common shareholders	$174,609	$234,575	$123,383	$197,561	$70,984

LASALLE HOTEL PROPERTIES Selected Historical Operating and Financial Data (Unaudited, in thousands, except share and per share data)

	For the year ended December 31,
	2017	2016	2015	2014	2013
Earnings per Common Share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares
Basic	$1.54	$2.07	$1.09	$1.89	$0.73
Diluted	$1.54	$2.07	$1.09	$1.88	$0.73
Weighted average number of common shares outstanding:
Basic	112,975,329	112,791,839	112,685,235	104,188,785	97,041,484
Diluted	113,364,092	113,164,599	113,096,420	104,545,895	97,228,671
Balance Sheet Data:
Investment in hotel properties, net	$3,265,615	$3,672,209	$3,817,676	$3,428,556	$3,383,188
Total assets	3,814,941	3,944,079	4,069,346	3,698,779	3,577,757
Borrowings under credit facilities	0	0	21,000	0	220,606
Term loans, net of unamortized debt issuance costs	853,195	852,758	852,203	476,428	474,675
Bonds payable, net of unamortized debt issuance costs	42,494	42,455	42,316	42,144	42,267
Mortgage loans, including unamortized loan premiums, net of unamortized debt issuance costs	224,432	223,494	508,804	500,963	514,233
Noncontrolling interests in consolidated entities	18	17	18	17	18
Noncontrolling interests of common units in Operating Partnership	3,292	3,277	3,198	6,660	6,054
Preferred shares, liquidation preference	260,000	328,750	178,750	178,750	237,472
Total shareholders’ equity	2,473,151	2,558,065	2,374,267	2,441,709	2,103,391
Other Data:
Funds from operations (FFO) (1)	$287,958	$340,768	$316,469	$275,224	$234,170
Earnings before interest, taxes, depreciation and amortization (EBITDA) (1)	414,755	495,016	369,725	427,466	292,232
Cash provided by operating activities	281,791	359,251	337,519	283,236	245,565
Cash provided by (used in) investing activities	286,592	154,154	(642,002)	(78,001)	(422,045)
Cash (used in) provided by financing activities	(302,368)	(384,453)	196,052	(104,492)	154,778
Cash dividends declared per common share (2)	$1.80	$1.80	$1.73	$1.41	$0.96

(1)
See “Non-GAAP Financial Measures” below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a detailed description and reconciliation of funds from operations (“FFO”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”) to net income.

(2)	Amounts are rounded to the nearest whole cent for presentation purposes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
During 2017, the Company’s hotels continued to operate within a generally positive environment. All of the economic indicators the Company tracks were encouraging throughout the year. On the more positive side, consumer confidence remains at an elevated level and corporate profits reported thus far for the fourth quarter and full year have been strong. Unemployment remains low at 4.1% and enplanements have been steady, with airline capacity increases expected to continue in 2018. Similarly, U.S. GDP growth in 2017 was stable. The U.S. lodging industry benefited from a positive economic landscape overall, although there were continued signs of moderation in several markets, driven by increased hotel supply. The industry RevPAR grew at a rate of 3.0% during the year, with lodging industry demand up by 2.7% and supply increasing by 1.8%. Industry-wide pricing was moderate, leading to ADR growth of 2.1%. In the more relevant “urban” segment as reported by Smith Travel Research, RevPAR was only up 1.6% largely as a result of elevated new supply in those markets. The Company’s portfolio benefited from the operating environment, with portfolio-wide occupancy of 83.8% for the year, reflecting sustained demand. Despite strong nominal occupancy, the Company’s RevPAR decreased during the year by 1.8% due to lower ADR and occupancy. The Company’s occupancy, ADR and RevPAR statistics disclosed in this report exclude third quarter and fourth quarter results from its two resorts located in Key West, FL due to their temporary closure during and following Hurricane Irma in September 2017. See “Update on Key West Resorts” below.
For 2017, the Company had net income attributable to common shareholders of $174.6 million, or $1.54 per diluted share. FFO attributable to common shareholders and unitholders was $267.5 million, or $2.36 per diluted share/unit (based on 113,509,315 weighted average shares and units outstanding during the year ended December 31, 2017) and EBITDA was $414.8 million. RevPAR for the hotel portfolio was $203.55, which was a decrease of 1.8% compared to 2016. Occupancy declined by 0.8% and ADR was down by 1.0%.
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
Please refer to “Non-GAAP Financial Measures” for a detailed discussion of the Company’s use of FFO and EBITDA and a reconciliation of FFO and EBITDA to net income, a measurement computed in accordance with U.S. generally accepted accounting principles (“GAAP”).
Update on Key West Resorts
After both resorts closed on September 6, 2017 to comply with all mandatory evacuations of the island ahead of Hurricane Irma, the Southernmost Beach Resort Key West and The Marker Waterfront Resort were fully open as of the end of December 2017. Southernmost Beach Resort Key West re-opened its rooms in phases throughout the fourth quarter, with all rooms available by the end of December 2017. The Marker Waterfront Resort resumed full operations at the end of October 2017. The Company did not identify any structural damage at either of its resorts.
The Company maintains property, flood, fire and business interruption insurance at its two resorts in Key West. For the combined properties, insurance is subject to deductibles of approximately $5.0 million in total which encompasses both property and business interruption coverage. The Company is in the process of filing claims for lost revenue under its business interruption coverage for both of the Key West properties and for property damage in excess of its deductible for the Southernmost Beach Resort Key West.

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

The Company reviews each hotel for impairment at the end of each reporting period or as events and circumstances dictate throughout the year. A hotel is considered impaired when the sum of estimated future undiscounted cash flows over the estimated remaining holding period is less than the carrying amount of a hotel.
At the end of each reporting period, the Company assesses whether any quantitative or qualitative triggering events have occurred in relation to a hotel. Examples of situations considered to be triggering events include:

•	a substantial decline in operating cash flows during the period, including declines related to decreased occupancy, ADR or RevPAR;

•	a current or projected loss from operations;

•	a significant cost accumulation above the original acquisition/development estimate;

•	a change in plan to sell the hotel prior to the end of its useful life or holding period;

•	a significant decrease in market price not in line with general market trends; and

•	any other quantitative or qualitative events deemed significant by our management or our Board of Trustees.
If the presence of one or more triggering events as described above is identified at the end of a reporting period or throughout the year with respect to a hotel, the Company performs a recoverability test. In doing so, an estimate of undiscounted future cash flows over the estimated remaining holding period is compared to the carrying amount of the hotel.
Impairment is indicated if the results of a recoverability analysis indicate that the carrying amount of a hotel exceeds the estimated future undiscounted cash flows. An impairment charge is recorded equal to the excess of the carrying value of the hotel over the fair value. When determining the fair value of a hotel, the Company makes certain assumptions including, but not limited to, consideration of:

•	projected operating cash flows – considering factors such as booking pace, growth rates, occupancy, room rates, hotel-specific operating costs and future capital expenditures;

•	projected cash flows from the eventual disposition of the hotel based upon our estimation of a hotel-specific capitalization rate;

•	hotel-specific discount rates; and

•	comparable selling prices.
The Company considers a hotel as held for sale when a contract for sale is entered into, a substantial non-refundable deposit has been received from the purchaser and sale is expected to occur within one year.
Upon sale of a hotel, the Company determines its profit from the sale under the full accrual method provided the following applicable criteria are met: a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the hotel; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have a substantial continuing involvement with the hotel. If all of these conditions are met, the Company will recognize the full profit on the sale.
Tax Cuts and Jobs Act
The recently enacted tax reform bill, informally known as the Tax Cuts and Jobs Act, made significant changes to the U.S. federal income tax laws. For example, the top corporate income tax rate was reduced to 21%, and the corporate alternative minimum tax was repealed. Additionally, for taxable years beginning after December 31, 2017, the Tax Cuts and Jobs Act limits interest deductions for businesses, whether in corporate or pass-through form, to the sum of the taxpayer’s business interest income for the tax year and 30% of the taxpayer’s adjusted taxable income for the tax year, but the tax rules do permit a real estate business, such as a REIT, to elect out of the interest limitation rules in exchange for depreciating its real estate assets using alternative depreciation system principles. Technical corrections or other amendments to, or administrative guidance interpreting, the Tax Cuts and Job Act may be forthcoming at any time. We cannot predict the long-term effect of the Tax Cuts and Jobs Act or any future changes on REITs and their shareholders. For the Company, the reduction in the federal corporate income tax rate resulted in a change to the net deferred tax assets of the TRS, with a minimal impact to the current year federal income tax expense.
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
Industry travel was stronger during the year ended December 31, 2017, compared to the prior year. Industry demand grew at a faster rate than industry supply grew, which kept industry occupancy at a high level, and led to moderate pricing power and ADR growth during the period. With respect to the Company’s hotels, excluding its two resorts located in Key West for the third quarter and fourth quarter only, occupancy decreased by 0.8% during the year ended December 31, 2017 and ADR decreased 1.0%, which resulted in a RevPAR decline of 1.8% year-over-year.
Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, decreased $127.7 million from $1,220.6 million in 2016 to $1,092.9 million in 2017. This decrease is primarily due to the sale of the 2016 and 2017 hotel dispositions, which consist of the sales of Indianapolis Marriott Downtown, Hotel Deca, Lansdowne Resort, Alexis Hotel, Hotel Triton and Westin Philadelphia (collectively, the “2016 and 2017 Disposition Properties”). The 2016 and 2017 Disposition Properties, which are not comparable year-over-year, contributed $100.2 million to the decrease in hotel operating revenues, mostly attributable to the Lansdowne Resort and Indianapolis Marriott Downtown. Additionally, two of the Company’s markets experienced significant decreases in hotel operating revenues. The six San Francisco hotel properties had a combined $20.9 million decrease primarily due to the Moscone Convention Center’s expansion project, which resulted in lower ADR and RevPAR throughout the market; and the two Key West hotel properties experienced a decrease of $7.9 million which was primarily due to the impact of Hurricane Irma in the last two quarters of 2017.
The following hotels also contributed to the decrease in hotel operating revenues:

•	$3.9 million decrease from Westin Michigan Avenue due to a decline in group business;

•	$3.0 million decrease from Westin Copley Place due to the commencement of the guest room renovation in the fourth quarter, and an overall decline in group business;

•	$1.2 million decrease from Hotel Chicago due to a decline in group business; and

•	$1.2 million decrease in Park Central Hotel New York and WestHouse Hotel New York due to new supply year-over-year in the market.
These decreases are partially offset by a $6.0 million increase at the Company’s nine properties located in Washington, DC as a result of the 2017 Presidential Inauguration and the completion of the Mason & Rook Hotel renovation, slightly offset by a weaker third and fourth quarter in the market.
The Liberty Hotel, San Diego Paradise Point Resort and Spa and The Hilton San Diego Resort and Spa experienced significant increases in total room, food and beverage and other operating department revenues. The Liberty Hotel had an increase of $1.6 million as a result of the completion of the hotel renovation. Increased group business resulted in $2.4 million and $1.6 million increases at the San Diego Paradise Point Resort and Spa and The Hilton San Diego Resort and Spa, respectively.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, decreasing a net $1.0 million across the 16 additional hotels in the portfolio.

Other Income
Other income increased $4.9 million from $7.0 million in 2016 to $11.9 million in 2017 primarily due to increased insurance gains of $3.9 million from insurance proceeds for property damage at various properties. Included in these insurance proceeds is a $2.0 million recovery related to building deficiencies from the original development of The Marker Waterfront Resort. No insurance recoveries have been recognized related to Hurricane Irma damage in 2017. The Company is in the process of filing claims for lost revenue under its business interruption coverage for both of the Key West properties and for property damage in excess of its deductible for the Southernmost Beach Resort Key West which will be recorded when the recovery is probable and the claim is settled. Retail lease income and miscellaneous revenue increased by $1.0 million in 2017 when compared to 2016.

Hotel Operating Expenses
Hotel operating expenses decreased a net $69.0 million from $728.2 million in 2016 to $659.2 million in 2017. This overall decrease is primarily due to $59.8 million decrease from the 2016 and 2017 Disposition Properties, which are not comparable year-over-year, again, mostly attributable to the Lansdowne Resort and Indianapolis Marriott Downtown. Additionally, two of the Company’s markets, San Francisco and Key West, had decreases of $10.8 million and $3.6 million, respectively, that correspond to the lower revenue in each market.
These decreases are partially offset by a combined $1.9 million increase at the Company’s nine properties located in Washington, DC as a result of the 2017 Presidential Inauguration and the completion of the Mason & Rook Hotel renovation.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $3.3 million across the 24 additional hotels in the portfolio.

Depreciation and Amortization
Depreciation and amortization expense decreased $13.9 million from $192.3 million in 2016 to $178.4 million in 2017. Depreciation and amortization expense attributable to the 2016 and 2017 Disposition Properties, which are not comparable year-over-year, decreased $14.8 million. This decrease was partially offset by a net $0.9 million increase across the remaining hotels in the portfolio due to the depreciation of new assets placed into service reflecting the Company’s recent renovation activity.

Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses decreased $1.2 million from $63.4 million in 2016 to $62.2 million in 2017. This decrease is primarily due to a net $1.9 million decrease attributable to the 2016 and 2017 Disposition Properties, which are not comparable year-over-year, and a $1.3 million decrease in real estate taxes from a property in San Francisco as a result of an assessment finalization. These decreases are partially offset by a true up recognized in 2016 at a Chicago hotel property which resulted in a net increase of $1.1 million. Real estate taxes and personal property taxes increased by $1.1 million across the remaining hotels in the portfolio primarily due to increased property values or tax rates at certain properties, and decreased real estate taxes capitalized as part of renovations. Insurance expense also remained relatively constant, decreasing by $0.2 million reflecting slightly lower premiums throughout the portfolio.

Ground Rent
Ground rent decreased $0.5 million from $16.2 million in 2016 to $15.7 million in 2017 primarily due to a $0.4 million net credit received at a San Diego property as a result of an operational audit. Ground rent at the other subject properties remained relatively constant, decreasing $0.1 million. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance.

General and Administrative
General and administrative expense increased $0.3 million from $26.5 million in 2016 to $26.8 million in 2017. A $1.6 million charge associated with the departure of the Company’s former Chief Financial Officer in 2016 is offset by a combined $1.9 million increase in compensation costs and professional fees in 2017.

Other Expenses
Other expenses increased $6.3 million from $6.3 million in 2016 to $12.6 million in 2017 primarily due to a net increase of $8.3 million in loss from property damage. Of the $8.3 million increase, $3.2 million was attributable to clean up, repair and property damage related to Hurricane Irma for the two Key West hotel properties. The Company is in the process of filing a property damage claim for damage in excess of its deductible for the Southernmost Beach Resort Key West. Also included in the $8.3 million property damage increase is $4.9 million related to work performed at The Marker Waterfront Resort to address building deficiencies from the original development. The Company received a $2.0 million insurance settlement, which was recorded in other income, toward this work and is pursuing the original developer for the recovery of the remainder. The remaining $0.2 million increase in loss from property damage relates to various properties and is largely covered by insurance proceeds. In addition, miscellaneous other expenses and retail lease expenses increased a combined $0.4 million. These increases are partially offset by a $2.4 million decrease in management transition expense, severance and pre-opening expenses, which were mostly attributable to the grand opening of the Mason & Rook Hotel in 2016.

Interest Income
Interest income decreased $0.9 million from $3.5 million in 2016 to $2.6 million in 2017 as a result of the sale of the Company’s junior mezzanine loan (“Mezzanine Loan”), which was secured by pledges of equity interests in the entities that own Shutters on the Beach and Casa Del Mar, in July 2016, which was partially offset by interest earned on invested funds.

Interest Expense
Interest expense decreased $4.4 million from $43.8 million in 2016 to $39.4 million in 2017 due to a decrease in the Company’s weighted average debt outstanding, partially offset by an increase in the weighted average interest rate. The Company’s weighted average debt outstanding decreased from $1.34 billion in 2016 to $1.16 billion in 2017 due to paydowns on the unsecured credit facilities with net proceeds from the following:

•	the issuance of the Series J Preferred Shares in May 2016;

•	the sale of Indianapolis Marriott Downtown in July 2016;

•	the sale of the Mezzanine Loan in July 2016; and

•	positive operating results from the hotel properties.
The Company’s weighted average interest rate, including the effect of capitalized interest, increased from 2.90% in 2016 to 3.06% in 2017. This increase is due in part to a decrease in the Company’s borrowings on its senior unsecured credit facility, which had a weighted average interest rate of 2.14% for the year ended December 31, 2016. This increase is also attributable to an increase in the Westin Copley Place’s mortgage loan variable interest rate from a weighted average interest rate of 2.23% for the year ended December 31, 2016 to 2.83% for the year ended December 31, 2017. Interest capitalized on renovations increased $0.4 million from $0.4 million in 2016 to $0.8 million in 2017.

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

Income Tax Expense
Income tax expense decreased $4.1 million from $5.8 million in 2016 to $1.7 million in 2017. This decrease is primarily the result of a decrease in LHL’s net income before income tax expense of $6.7 million from $10.3 million in 2016 to $3.6 million in 2017 and a minimal impact of the finalization and related adjustments of the 2016 federal and state tax returns during the 2017 period. For the year ended December 31, 2017, LHL’s income tax expense was calculated using an estimated combined federal and state effective tax rate of 37.6%.

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

Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At December 31, 2017, third party limited partners held 0.1% of the common units in the Operating Partnership.

Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $0.2 million from $18.2 million in 2016 to $18.0 million in 2017 due to decreased distributions on the 7.5% Series H Cumulative Redeemable Preferred Shares (the “Series H Preferred Shares”), which were redeemed on May 4, 2017, partially offset by increased distributions on the Series J Preferred Shares, which were issued on May 25, 2016.

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

Acquisition Transaction Costs
Acquisition transaction costs of $0.5 million in 2015 relate to the purchase of the 2015 Acquisition Properties and the placing of the Company’s Mezzanine Loan.

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

The following is a reconciliation between net income and FFO and FFO attributable to common shareholders and unitholders for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 (in thousands, except share and unit data):

	For the year ended December 31,
	2017	2016	2015	2014	2013
Net income	$195,316	$253,135	$135,829	$213,497	$90,255
Depreciation	177,800	191,791	180,346	154,585	143,560
Amortization of deferred lease costs	387	320	294	347	355
Less: Gain on sale of properties less costs associated with sale of note receivable	(85,545)	(104,478)	0	(93,205)	0
FFO	$287,958	$340,768	$316,469	$275,224	$234,170
Distributions to preferred shareholders	(18,024)	(18,206)	(12,169)	(14,333)	(17,385)
Issuance costs of redeemed preferred shares	(2,401)	0	0	(951)	(1,566)
FFO attributable to common shareholders and unitholders (1)	$267,533	$322,562	$304,300	$259,940	$215,219
Weighted average number of common shares and units outstanding:
Basic	113,120,552	112,937,062	112,885,094	104,485,085	97,337,784
Diluted	113,509,315	113,309,822	113,296,279	104,842,195	97,524,971

(1)
FFO attributable to common shareholders and unitholders includes the loss from extinguishment of debt of $1.7 million,$0.8 million and $2.5 million for the years ended December 31, 2017, 2015 and 2014, respectively.

The following is a reconciliation between net income and EBITDA for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 (in thousands):

	For the year ended December 31,
	2017	2016	2015	2014	2013
Net income	$195,316	$253,135	$135,829	$213,497	$90,255
Interest expense	39,366	43,775	54,333	56,628	57,516
Income tax expense (benefit)	1,699	5,784	(1,292)	2,306	470
Depreciation and amortization	178,374	192,322	180,855	155,035	143,991
EBITDA (1)	$414,755	$495,016	$369,725	$427,466	$292,232

(1)
EBITDA includes gain on the sale of Hotel Deca, Lansdowne Resort, Alexis Hotel, Hotel Triton and Westin Philadelphia of $30.7 million, $10.3 million, $33.4 million, $6.7 million and $4.4 million, respectively, in 2017. EBITDA includes the gain on sale of Indianapolis Marriott Downtown of $104.8 million, offset by $0.3 million related to costs associated with the sale of the Mezzanine Loan in 2016. EBITDA includes the gain on sale of Hilton Alexandria Old Town and Hotel Viking of $43.5 million and $49.7 million, respectively, in 2014.

The Hotels
The following table sets forth pro forma historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio owned as of December 31, 2017 for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016	Variance
Occupancy	83.8%	84.5%	(0.8%)
ADR	$243.00	$245.53	(1.0%)
RevPAR	$203.55	$207.38	(1.8%)
For presentation of comparable information, the above hotel statistics exclude (i) Hotel Triton and Westin Philadelphia due to their dispositions during the second quarter of 2017, (ii) Hotel Deca, Lansdowne Resort and Alexis Hotel due to their dispositions during the first quarter of 2017 and (iii) Indianapolis Marriott Downtown due to its disposition in July 2016. For the years ended December 31, 2017 and 2016, the above hotel statistics exclude third and fourth quarter results for The Marker Waterfront Resort and Southernmost Beach Resort Key West due to their closure during Hurricane Irma in early September 2017 and for a period following the storm due to subsequent building repairs and clean up. In addition, the above hotel statistics exclude first quarter results for Mason & Rook Hotel due to the hotel’s closure for renovation during the first quarter of 2016.
Off-Balance Sheet Arrangements
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (i) certain non-routine repairs and maintenance to the hotels and (ii) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of December 31, 2017, the Company held a total of $14.3 million of restricted cash reserves, $12.5 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.
Liquidity and Capital Resources
The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company’s hotels. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company’s 39 unencumbered properties (subject to certain terms and conditions of the credit agreement) as of December 31, 2017, the sale of one or more properties (subject to certain conditions of the management agreements at three of the Company’s properties), debt or equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership.
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

•
terrorism, terrorism alerts and warnings, natural disasters, significant military actions, travel restrictions, outbreaks of pandemic diseases or other casualty events, which may cause decreases in business and leisure travel.

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
As of December 31, 2017, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable and mortgage loan.

Properties Leased to LHL
Effective January 1, 2001, LHL became a wholly owned subsidiary of the Company as provided for under the TRS provisions of the Code. As of December 31, 2017, LHL leased all 41 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L’Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	Hotel Vitale	San Francisco, CA
9.	Park Central San Francisco	San Francisco, CA
10.	Serrano Hotel	San Francisco, CA
11.	The Marker San Francisco	San Francisco, CA
12.	Villa Florence	San Francisco, CA
13.	Chaminade Resort and Conference Center	Santa Cruz, CA
14.	Viceroy Santa Monica	Santa Monica, CA
15.	Chamberlain West Hollywood	West Hollywood, CA
16.	Le Montrose Suite Hotel	West Hollywood, CA
17.	Le Parc Suite Hotel	West Hollywood, CA
18.	The Grafton on Sunset	West Hollywood, CA
19.	Hotel George	Washington, DC
20.	Hotel Madera	Washington, DC
21.	Hotel Palomar, Washington, DC	Washington, DC
22.	Hotel Rouge	Washington, DC
23.	Mason & Rook Hotel	Washington, DC
24.	Sofitel Washington, DC Lafayette Square	Washington, DC
25.	The Donovan	Washington, DC
26.	The Liaison Capitol Hill	Washington, DC
27.	Topaz Hotel	Washington, DC
28.	Southernmost Beach Resort Key West	Key West, FL
29.	The Marker Waterfront Resort	Key West, FL
30.	Hotel Chicago	Chicago, IL
31.	Westin Michigan Avenue	Chicago, IL
32.	Hyatt Regency Boston Harbor	Boston, MA
33.	Onyx Hotel	Boston, MA
34.	The Liberty Hotel	Boston, MA
35.	Westin Copley Place	Boston, MA
36.	Gild Hall	New York, NY
37.	The Roger	New York, NY
38.	Park Central Hotel New York (shared lease with WestHouse Hotel New York)	New York, NY
39.	WestHouse Hotel New York	New York, NY
40.	The Heathman Hotel	Portland, OR
41.	Embassy Suites Philadelphia - Center City	Philadelphia, PA

Contractual Obligations
The following is a summary of the Company’s obligations and commitments as of December 31, 2017 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans	$225,000	$225,000	$0	$0	$0
Mortgage loans interest (1)	5,168	5,168	0	0	0
Borrowings under credit facilities	0	0	0	0	0
Credit facilities interest (2)	0	0	0	0	0
Capital and operating leases (3)	570,969	11,321	22,830	23,429	513,389
Massport Bonds	42,500	42,500	0	0	0
Massport Bonds interest (2)	122	122	0	0	0
Term loans	855,000	0	0	855,000	0
Term loans interest (4)	90,742	26,438	52,949	11,355	0
Purchase commitments (5)
Purchase orders and letters of commitment	44,306	44,306	0	0	0
Total obligations and commitments	$1,833,807	$354,855	$75,779	$889,784	$513,389

(1)	Interest expense is calculated based on the variable rate as of December 31, 2017 for Westin Copley Place.

(2)	Interest expense, if applicable, is calculated based on the variable rate as of December 31, 2017.

(3)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Rents on ground leases may be subject to adjustments based on future interest rates and hotel performance.

(4)
The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the First Term Loan, resulting in a fixed all-in interest rate of 3.23%, at the Company’s current leverage ratio (as defined in the agreements) through January 10, 2022, the First Term Loan’s maturity date. The Company entered into separate interest rate swap agreements for the Second Term Loan (as defined below), resulting in a fixed all-in interest rate of 2.95% at the Company’s current leverage ratio (as defined in the agreements). The $377.5 million portion of the Second Term Loan is fixed through its maturity date of January 29, 2021 and the $177.5 million portion of the Second Term Loan is fixed through May 16, 2019, the interest rate swaps’ maturity date. It is assumed that the outstanding debt as of December 31, 2017 will be repaid upon maturity with fixed interest-only payments through the swapped periods and interest calculated based on the variable rate as of December 31, 2017 for the unswapped period of the Second Term Loan.

(5)
As of December 31, 2017, purchase orders and letters of commitment totaling approximately $44.3 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

Debt Summary
Debt as of December 31, 2017 and 2016 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	December 31, 2017	December 31, 2016
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2021 (a)	$0	$0
LHL unsecured credit facility	Floating (b)	January 2021 (b)	0	0
Total borrowings under credit facilities			0	0
Term loans
First Term Loan	Floating/Fixed (c)	January 2022	300,000	300,000
Second Term Loan	Floating/Fixed (c)	January 2021	555,000	555,000
Debt issuance costs, net			(1,805)	(2,242)
Total term loans, net of unamortized debt issuance costs			853,195	852,758
Massport Bonds
Hyatt Regency Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Regency Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Debt issuance costs, net			(6)	(45)
Total bonds payable, net of unamortized debt issuance costs			42,494	42,455
Mortgage loan
Westin Copley Place	Floating (e)	August 2018 (e)	225,000	225,000
Debt issuance costs, net			(568)	(1,506)
Total mortgage loan, net of unamortized debt issuance costs			224,432	223,494
Total debt			$1,120,121	$1,118,707

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at December 31, 2017 and 2016. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at December 31, 2017 and 2016. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for the First Term Loan and the Second Term Loan. At December 31, 2017 and 2016, the Company had interest rate swaps on the full amounts outstanding. See “Derivative and Hedging Activities” below. At December 31, 2017, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 3.23% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements). At December 31, 2016, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 2.38% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank and the letters of credit are secured by the Hyatt Regency Boston Harbor. In August 2017, the Company exercised its final extension option to extend the letters of credit through March 1, 2018, the Massport Bonds’ maturity date. Upon maturity, the Company intends to repay the Massport Bonds with available cash. The bonds bear interest based on weekly floating rates. The interest rates as of December 31, 2017 were 1.70% and 1.78% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2016 were 0.75% and 0.76% for the $5,400 and $37,100 bonds, respectively. The Company incurs an annual letter of credit fee of 1.35%.

(e)
The mortgage loan matures on August 14, 2018 with three options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The Company anticipates exercising all available options. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). The interest rate as of December 31, 2017 was LIBOR plus 1.75%, which equaled 3.23%. The interest rate as of December 31, 2016 was LIBOR plus 1.75%, which equaled 2.46%. The mortgage loan allows for prepayments without penalty, subject to certain terms and conditions.

A summary of the Company’s interest expense and weighted average interest rates for unswapped borrowings for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	For the year ended December 31,
	2017	2016	2015
Interest Expense:
Interest incurred	$37,357	$40,814	$52,604
Amortization of debt issuance costs	2,771	3,359	2,631
Capitalized interest	(762)	(398)	(902)
Interest expense	$39,366	$43,775	$54,333

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	N/A	2.14%	1.89%
LHL unsecured credit facility	N/A	2.13%	1.89%
Massport Bonds	0.91%	0.44%	0.06%
Mortgage loan (Westin Copley Place)	2.83%	2.23%	2.19%
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
The Company has entered into interest rate swaps to effectively fix the LIBOR rates for term loans (see “Derivative and Hedging Activities” below).
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
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCI”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan through August 2, 2017. Effective August 2, 2017, the Company entered into six new interest rate swap agreements with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan through January 10, 2022, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.23% at December 31, 2017. As of December 31, 2017, the Company has interest rate swaps with an aggregate notional amount of $555.0 million to hedge the variable interest rate on the Second Term Loan and, as a result, the fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) is 2.95% through May 16, 2019. From May 16, 2019 through the term of the Second Term Loan, the Company has interest rate swaps with an aggregate notional amount of $377.5 million to hedge a portion of the variable interest rate debt on the Second Term Loan. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following table presents the effect of derivative instruments on the Company’s consolidated statements of operations and comprehensive income, including the location and amount of unrealized gain (loss) on outstanding derivative instruments in cash flow hedging relationships, for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments			Location of Loss Reclassified from AOCI into Net Income	Amount of Loss Reclassified from AOCI into Net Income

	(Effective Portion)			(Effective Portion)	(Effective Portion)
	For the year ended				For the year ended
	December 31,				December 31,
	2017	2016	2015		2017	2016	2015
Derivatives in cash flow hedging relationships:
Interest rate swaps	$5,815	$(4,160)	$(5,682)	Interest expense	$2,710	$6,625	$4,835
During the years ended December 31, 2017, 2016 and 2015, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of December 31, 2017, there was $10.9 million in cumulative unrealized gain of which $10.9 million was included in AOCI and an immaterial amount was attributable to noncontrolling interests. As of December 31, 2016, there was $2.4 million in cumulative unrealized gain of which $2.4 million was included in AOCI and an immaterial amount was attributable to noncontrolling interests. The Company expects that approximately $1.2 million will be reclassified from AOCI and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of December 31, 2017.
Extinguishment of Debt
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
As discussed above, on January 10, 2017, the Company refinanced its senior unsecured credit facility and First Term Loan and LHL refinanced its unsecured revolving credit facility. The refinancing arrangements for the senior unsecured credit facility and First Term Loan were considered substantial modifications. The Company recognized a loss from extinguishment of debt of $1.7 million, which is included in the consolidated statements of operations and comprehensive income for the year ended December 31, 2017. The loss from extinguishment of debt represents a portion of the unamortized debt issuance costs incurred for the senior unsecured credit facility when the original agreement was executed and the debt issuance costs incurred in connection with the refinancing of the First Term Loan.
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
As of December 31, 2017, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable and mortgage loan.
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

		Fair Value Measurements at
		December 31, 2017	December 31, 2016
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$10,893	$3,295
Derivative interest rate instruments	Accounts payable and accrued expenses	$0	$927
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Borrowings under credit facilities	$0	$0	$0	$0
Term loans	$855,000	$857,577	$855,000	$857,224
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loan	$225,000	$224,429	$225,000	$225,224
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loan using interest rates ranging from 1.4% to 2.3% as of December 31, 2017 and from 1.5% to 1.8% as of December 31, 2016 with a weighted average effective interest rate of 1.6% and 1.5% as of December 31, 2017 and 2016, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s.
At December 31, 2017 and 2016, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and distributions payable were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
Equity Repurchases, Issuances and Redemptions
The Company’s Board of Trustees previously authorized the Repurchase Program to acquire up to $600.0 million of the Company’s common shares, with repurchased shares recorded at cost in treasury. As of December 31, 2017, the Company has availability under the Repurchase Program to acquire up to $569.8 million of common shares. The timing, manner, price and actual number of shares repurchased, if any, will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to repurchase any specific dollar amount or acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.
On May 25, 2016, the Company issued 6,000,000 Series J Preferred Shares (liquidation preference $25.00 per share) at a public offering price of $25.00 per share and received net proceeds, after deducting underwriting discounts and other offering costs, of $145.1 million.
On May 4, 2017, the Company redeemed all of the outstanding Series H Preferred Shares for $68.8 million ($25.00 per share) plus $0.3 million of accrued and unpaid dividends through the redemption date. The redemption value of the Series H Preferred Shares exceeded their carrying value by $2.4 million, which is included in the determination of net income attributable to common shareholders for the year ended December 31, 2017. The $2.4 million represents the offering costs related to the redeemed Series H Preferred Shares.
Sources and Uses of Cash
As of December 31, 2017, the Company had $400.7 million of cash and cash equivalents and $14.3 million of restricted cash reserves, $12.5 million of which was available for future capital expenditures. Additionally, the Company had $747.6 million available under the Company’s senior unsecured credit facility, with $2.4 million reserved for outstanding letters of credit, and $25.0 million available under LHL’s unsecured credit facility.
Net cash provided by operating activities was $281.8 million for the year ended December 31, 2017 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.
Net cash provided by investing activities was $286.6 million for the year ended December 31, 2017 primarily due to proceeds from the sale of Hotel Deca, Lansdowne Resort, Alexis Hotel, Hotel Triton and Westin Philadelphia, partially offset by outflows for improvements and additions at the hotels.

Net cash used in financing activities was $302.4 million for the year ended December 31, 2017 primarily due to payment of distributions to the common shareholders and unitholders, payment for the redemption of preferred shares, payment of distributions to preferred shareholders and payment of debt issuance costs.
The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with available cash on hand, cash flows provided by operating activities, borrowings under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 39 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at three of the Company’s properties), debt or equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 39 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at three of the Company’s properties) or the issuance of additional debt or equity securities.
The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 39 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at three of the Company’s properties), estimated cash flows from operations, debt or equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved.
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
Interest Rate Sensitivity
The table below provides information about financial instruments that are sensitive to changes in interest rates, including a mortgage obligation, bonds and lines of credit. For debt obligations, scheduled maturities and related weighted average interest rates by expected maturity dates are as follows (in thousands):

	2018	2019	2020	2021	2022	Total
Fixed rate debt	$0	$0	$0	$377,500	$300,000	$677,500
Weighted average interest	0.00%	0.00%	0.00%	2.95%	3.23%	3.08%
Variable rate debt (1)	$267,500	$0	$0	$177,500	$0	$445,000
Weighted average interest	3.00%	0.00%	0.00%	2.95%	0.00%	2.98%
Total	$267,500	$0	$0	$555,000	$300,000	$1,122,500
(1) For $177.5 million of the Second Term Loan maturing in January 2021, it is assumed that the outstanding debt as of December 31, 2017 will be repaid upon maturity which will be during the unhedged period of the term loan and, therefore, subject to a variable interest rate.
The table above presents the principal amount of debt maturing each year through December 31, 2022 and weighted average interest rates for the debt maturing in each specified period. This table reflects indebtedness outstanding as of December 31, 2017 and does not reflect new indebtedness, or revisions to terms of existing indebtedness, incurred after that date. The Company’s ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2017, the estimated fair value of the Company’s fixed rate debt was $857.6 million.
The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP guidance. As of December 31, 2017, $267.5 million of the Company’s aggregate indebtedness (23.8% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the First Term Loan and Second Term Loan since the Company hedged its variable interest rate to fixed interest rates.
If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $0.7 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $267.5 million, the balance as of December 31, 2017.

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
Based on management’s evaluation as of December 31, 2017, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms.

Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
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
Changes in Internal Controls—There was no change to the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements
Included herein at pages F-1 through F-39.

2.	Financial Statement Schedules
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

3.	Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1	LaSalle Hotel Properties Articles of Amendment and Restatement of Declaration of Trust (including all articles of amendment and articles supplementary)

3.2	LaSalle Hotel Properties Fourth Amended and Restated Bylaws(1)

4.1	Form of Common Share of Beneficial Interest

4.2	Form of certificate evidencing the 6.375% Series I Cumulative Redeemable Preferred Shares(2)

4.3	Form of certificate evidencing the 6.3% Series J Cumulative Redeemable Preferred Shares(3)

10.1	Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of April 29, 1998

10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 6, 2002

10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of September 30, 2003(4)

10.4	Form of Third Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of August 31, 2005(5)

10.5	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of August 22, 2005(6)

10.6	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of February 8, 2006(7)

10.7	Form of Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of November 17, 2006(8)

10.8	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of November 17, 2006(9)

10.9	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of April 15, 2009(10)

10.10	Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of January 24, 2011(11)

10.11	Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 4, 2013(12)

10.12	Eleventh Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of May 25, 2016(13)

10.13	LaSalle Hotel Properties 1998 Share Option and Incentive Plan, as amended through April 21, 2005(14)*

10.14	LaSalle Hotel Properties 2009 Equity Incentive Plan(15)*

10.15	LaSalle Hotel Properties 2014 Equity Incentive Plan(16)*

10.16	Amendment to the LaSalle Hotel Properties 2014 Equity Incentive Plan(17)*

10.17	LaSalle Hotel Properties Trustee Fee Deferral Program(18)*

10.18	Form of Restricted Share Agreement(19)*

10.19	Form of Performance-Based Share Award Agreement(20)*

10.20	Amended and Restated Change in Control Severance Agreement between Michael D. Barnello and LaSalle Hotel Properties effective October 19, 2009(21)*

10.21	Change in Control Severance Agreement between Alfred L. Young, Jr. and LaSalle Hotel Properties effective November 3, 2009(21)*

Exhibit Number	Description of Exhibit
10.22	Change in Control Severance Agreement between Kenneth G. Fuller and LaSalle Hotel Properties effective April 25, 2016(22)*

10.23	Offer Letter to Michael D. Barnello, dated May 31, 2008(23)*

10.24	Offer Letter to Alfred L. Young, Jr., dated September 29, 2009(24)*

10.25	Offer Letter to Kenneth G. Fuller, dated March 23, 2016(25)*

10.26	Form of LaSalle Hotel Properties Indemnification Agreement(26)*

10.27
Second Amended and Restated Senior Unsecured Credit Agreement, dated January 10, 2017, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, and the other lenders named therein(27)

10.28
Amended and Restated Senior Unsecured Term Loan Agreement, dated as of January 10, 2017, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, and the other lenders named therein(27)

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

101
The following financial statements from LaSalle Hotel Properties’ Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 20, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

*	Represents management contract or compensatory plan or agreement.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2018 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2013 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-A filed with the SEC on May 20, 2016 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Annual report on Form 10-K filed with the SEC on February 23, 2006 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2005 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2005 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2006 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2006 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2009 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2011 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2013 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2016 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-125058) filed with the SEC on May 19, 2005 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-158873) filed with the SEC on April 28, 2009 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2014 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2015 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-196411) filed with the SEC on May 30, 2014 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 23, 2014 and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 19, 2017 and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2010 and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 20, 2016 and incorporated herein by reference.

(23)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2008 and incorporated herein by reference.

(24)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2009 and incorporated herein by reference.

(25)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2016 and incorporated herein by reference.

(26)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2008 and incorporated herein by reference.

(27)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 22, 2017 and incorporated herein by reference.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASALLE HOTEL PROPERTIES
Date:	February 20, 2018	BY:	/S/ KENNETH G. FULLER
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

Date	Signature
February 20, 2018	/s/ MICHAEL D. BARNELLO	Trustee, President and Chief Executive Officer (Principal Executive Officer)
Michael D. Barnello

February 20, 2018	/s/ DENISE M. COLL	Trustee
Denise M. Coll

February 20, 2018	/s/ JEFFREY T. FOLAND	Trustee
Jeffrey T. Foland

February 20, 2018	/s/ DARRYL HARTLEY-LEONARD	Trustee
Darryl Hartley-Leonard

February 20, 2018	/s/ JEFFREY L. MARTIN	Trustee
Jeffrey L. Martin

February 20, 2018	/s/ STUART L. SCOTT	Chairman of the Board of Trustees
Stuart L. Scott

February 20, 2018	/s/ DONALD A. WASHBURN	Trustee
Donald A. Washburn

February 20, 2018	/s/ KENNETH G. FULLER	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Kenneth G. Fuller

LASALLE HOTEL PROPERTIES

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Trustees
LaSalle Hotel Properties:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of LaSalle Hotel Properties and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company’s auditor since 1997.
Chicago, Illinois
February 20, 2018

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Trustees
LaSalle Hotel Properties:
Opinion on Internal Control Over Financial Reporting
We have audited LaSalle Hotel Properties and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”), and our report dated February 20, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Chicago, Illinois
February 20, 2018

LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016

Assets:
Investment in hotel properties, net (Note 3)	$3,265,615	$3,672,209
Property under development (Note 3)	49,459	21,078
Assets held for sale (Note 3)	0	23,283
Cash and cash equivalents	400,667	134,652
Restricted cash reserves (Note 5)	14,262	15,035
Hotel receivables (net of allowance for doubtful accounts of $404 and $279, respectively)	35,916	35,403
Debt issuance costs for borrowings under credit facilities, net	3,274	1,699
Deferred tax assets (Note 9)	2,136	1,902
Prepaid expenses and other assets	43,612	38,818
Total assets	$3,814,941	$3,944,079
Liabilities:
Borrowings under credit facilities (Note 4)	$0	$0
Term loans, net of unamortized debt issuance costs (Note 4)	853,195	852,758
Bonds payable, net of unamortized debt issuance costs (Note 4)	42,494	42,455
Mortgage loan, net of unamortized debt issuance costs (Note 4)	224,432	223,494
Accounts payable and accrued expenses	134,216	171,965
Liabilities of assets held for sale (Note 3)	0	247
Advance deposits	26,625	33,232
Accrued interest	2,383	2,209
Distributions payable	55,135	56,360
Total liabilities	1,338,480	1,382,720
Commitments and contingencies (Note 5)
Equity:
Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par value (liquidation preference of $260,000 and $328,750, respectively), 40,000,000 shares authorized; 10,400,000 and 13,150,000 shares issued and outstanding, respectively (Note 6)	104	132
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 113,251,427 shares issued and 113,209,392 shares outstanding, respectively, and 113,115,442 shares issued and 113,088,074 shares outstanding, respectively (Note 6)	1,132	1,131
Treasury shares, at cost (Note 6)	(1,181)	(739)
Additional paid-in capital, net of offering costs of $82,842 and $85,223, respectively	2,767,924	2,830,740
Accumulated other comprehensive income (Note 4)	10,880	2,365
Distributions in excess of retained earnings	(305,708)	(275,564)
Total shareholders’ equity	2,473,151	2,558,065
Noncontrolling Interests:
Noncontrolling interests in consolidated entities	18	17
Noncontrolling interests of common units in Operating Partnership (Note 6)	3,292	3,277
Total noncontrolling interests	3,310	3,294
Total equity	2,476,461	2,561,359
Total liabilities and equity	$3,814,941	$3,944,079
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	For the year ended
	December 31,
	2017	2016	2015
Revenues:
Hotel operating revenues:
Room	$791,287	$867,882	$849,523
Food and beverage	214,280	259,658	274,286
Other operating department	87,315	93,072	84,782
Total hotel operating revenues	1,092,882	1,220,612	1,208,591
Other income	11,933	7,007	7,993
Total revenues	1,104,815	1,227,619	1,216,584
Expenses:
Hotel operating expenses:
Room	214,843	226,349	215,944
Food and beverage	154,371	179,637	190,069
Other direct	11,920	16,978	17,514
Other indirect (Note 8)	278,076	305,265	301,004
Total hotel operating expenses	659,210	728,229	724,531
Depreciation and amortization	178,374	192,322	180,855
Real estate taxes, personal property taxes and insurance	62,238	63,406	65,438
Ground rent (Note 5)	15,718	16,187	16,076
General and administrative	26,751	26,529	25,197
Acquisition transaction costs (Note 3)	0	0	499
Other expenses	12,550	6,283	17,225
Total operating expenses	954,841	1,032,956	1,029,821
Operating income	149,974	194,663	186,763
Interest income	2,568	3,553	2,938
Interest expense	(39,366)	(43,775)	(54,333)
Loss from extinguishment of debt (Note 4)	(1,706)	0	(831)
Income before income tax (expense) benefit	111,470	154,441	134,537
Income tax (expense) benefit (Note 9)	(1,699)	(5,784)	1,292
Income before net gain on sale of properties and sale of note receivable	109,771	148,657	135,829
Net gain on sale of properties and sale of note receivable (Note 3)	85,545	104,478	0
Net income	195,316	253,135	135,829
Net income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(16)	(17)	(16)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(266)	(337)	(261)
Net income attributable to noncontrolling interests	(282)	(354)	(277)
Net income attributable to the Company	195,034	252,781	135,552
Distributions to preferred shareholders	(18,024)	(18,206)	(12,169)
Issuance costs of redeemed preferred shares (Note 6)	(2,401)	0	0
Net income attributable to common shareholders	$174,609	$234,575	$123,383

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income - Continued
(in thousands, except share and per share data)

	For the year ended
	December 31,
	2017	2016	2015
Earnings per Common Share - Basic (Note 11):
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1.54	$2.07	$1.09
Earnings per Common Share - Diluted (Note 11):
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1.54	$2.07	$1.09
Weighted average number of common shares outstanding:
Basic	112,975,329	112,791,839	112,685,235
Diluted	113,364,092	113,164,599	113,096,420

Comprehensive Income:
Net income	$195,316	$253,135	$135,829
Other comprehensive income:
Unrealized gain (loss) on interest rate derivative instruments (Note 4)	5,815	(4,160)	(5,682)
Reclassification adjustment for amounts recognized in net income (Note 4)	2,710	6,625	4,835
	203,841	255,600	134,982
Comprehensive income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(16)	(17)	(16)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(276)	(340)	(259)
Comprehensive income attributable to noncontrolling interests	(292)	(357)	(275)
Comprehensive income attributable to the Company	$203,549	$255,243	$134,707
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2014	$72	$1,127	$(138)	$2,673,888	$748	$(233,988)	$2,441,709	$17	$6,660	$6,677	$2,448,386
Issuance of shares, net of offering costs	0	2	955	838	0	0	1,795	0	0	0	1,795
Repurchase of common shares into treasury	0	0	(7,424)	0	0	0	(7,424)	0	0	0	(7,424)
Unit conversion	0	2	0	3,398	0	0	3,400	0	(3,400)	(3,400)	0
Deferred compensation, net	0	0	1,809	5,872	0	0	7,681	0	0	0	7,681
Adjustments to noncontrolling interests	0	0	0	14	0	0	14	0	(14)	(14)	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(334)	(334)	0	0	0	(334)
Distributions on common shares/units ($1.73 per share/unit)	0	0	0	0	0	(195,112)	(195,112)	0	(307)	(307)	(195,419)
Distributions on preferred shares	0	0	0	0	0	(12,169)	(12,169)	(15)	0	(15)	(12,184)
Net income	0	0	0	0	0	135,552	135,552	16	261	277	135,829
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(5,668)	0	(5,668)	0	(14)	(14)	(5,682)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	4,823	0	4,823	0	12	12	4,835
Balance, December 31, 2015	$72	$1,131	$(4,798)	$2,684,010	$(97)	$(306,051)	$2,374,267	$18	$3,198	$3,216	$2,377,483
Issuance of shares, net of offering costs	60	0	3,196	142,206	0	0	145,462	0	0	0	145,462
Repurchase of common shares into treasury	0	0	(2,145)	0	0	0	(2,145)	0	0	0	(2,145)
Deferred compensation, net	0	0	3,008	4,524	0	0	7,532	0	0	0	7,532
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(365)	(365)	0	0	0	(365)
Distributions on common shares/units ($1.80 per share/unit)	0	0	0	0	0	(203,723)	(203,723)	0	(261)	(261)	(203,984)
Distributions on preferred shares	0	0	0	0	0	(18,206)	(18,206)	(18)	0	(18)	(18,224)
Net income	0	0	0	0	0	252,781	252,781	17	337	354	253,135
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(4,155)	0	(4,155)	0	(5)	(5)	(4,160)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	6,617	0	6,617	0	8	8	6,625
Balance, December 31, 2016	$132	$1,131	$(739)	$2,830,740	$2,365	$(275,564)	$2,558,065	$17	$3,277	$3,294	$2,561,359

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity - Continued
(in thousands, except per share/unit data)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Issuance of shares, net of offering costs	0	0	3,776	(2,536)	0	0	1,240	0	0	0	1,240
Redemption of preferred shares	(28)	0	0	(66,341)	0	(2,401)	(68,770)	0	0	0	(68,770)
Repurchase of common shares into treasury	0	0	(4,869)	0	0	0	(4,869)	0	0	0	(4,869)
Deferred compensation, net	0	1	651	6,061	0	0	6,713	0	0	0	6,713
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(780)	(780)	0	0	0	(780)
Distributions on common shares/units ($1.80 per share/unit)	0	0	0	0	0	(203,973)	(203,973)	0	(261)	(261)	(204,234)
Distributions on preferred shares	0	0	0	0	0	(18,024)	(18,024)	(15)	0	(15)	(18,039)
Net income	0	0	0	0	0	195,034	195,034	16	266	282	195,316
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	0	0	0	0	5,808	0	5,808	0	7	7	5,815
Reclassification adjustment for amounts recognized in net income	0	0	0	0	2,707	0	2,707	0	3	3	2,710
Balance, December 31, 2017	$104	$1,132	$(1,181)	$2,767,924	$10,880	$(305,708)	$2,473,151	$18	$3,292	$3,310	$2,476,461
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended
	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$195,316	$253,135	$135,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,374	192,322	180,855
Amortization of debt issuance costs	2,771	3,359	2,631
Loss from extinguishment of debt	1,706	0	831
Net gain on sale of properties and sale of note receivable	(85,545)	(104,478)	0
Amortization of deferred compensation	6,713	7,532	7,681
Deferred income tax (benefit) expense	(234)	1,664	(1,734)
Allowance for doubtful accounts	125	(76)	55
Other	6,807	221	466
Changes in assets and liabilities:
Restricted cash reserves	233	3,079	2,332
Hotel receivables	(5,542)	417	(7,384)
Prepaid expenses and other assets	(7,187)	(1,448)	(4,965)
Accounts payable and accrued expenses	(9,633)	(174)	14,416
Advance deposits	(2,287)	4,765	6,959
Accrued interest	174	(1,067)	(453)
Net cash provided by operating activities	281,791	359,251	337,519
Cash flows from investing activities:
Additions to properties	(120,294)	(88,437)	(129,963)
Improvements to properties	0	(14,082)	(12,965)
Acquisition of properties	0	0	(439,157)
Deposit on acquisition	0	0	25,000
Purchase of office furniture and equipment	(14)	(37)	(143)
Acquisition of note receivable	0	0	(80,000)
Proceeds from sale of note receivable	0	79,712	0
Restricted cash reserves	(960)	8,329	(7,205)
Proceeds from sale of properties	402,400	166,665	0
Property insurance proceeds	5,460	2,004	2,431
Net cash provided by (used in) investing activities	286,592	154,154	(642,002)
Cash flows from financing activities:
Borrowings under credit facilities	0	431,496	830,807
Repayments under credit facilities	0	(452,496)	(809,807)
Borrowings on term loan	0	0	555,000
Repayments of term loan	0	0	(177,500)
Proceeds from mortgage loan	0	0	225,000
Repayments of mortgage loans	0	(286,294)	(214,796)
Payment of debt issuance costs	(4,638)	(33)	(5,716)
Purchase of treasury shares	(4,869)	(2,145)	(7,424)
Proceeds from issuance of preferred shares	0	150,000	0
Payment of preferred offering costs	0	(4,922)	0
Payment of common offering costs	0	(96)	(251)
Distributions on earned shares from share awards with market conditions	(780)	(365)	(334)
Redemption of preferred shares	(68,750)	0	0
Distributions on preferred shares	(19,328)	(15,861)	(12,184)
Distributions on common shares/units	(204,003)	(203,737)	(186,743)
Net cash (used in) provided by financing activities	(302,368)	(384,453)	196,052
Net change in cash and cash equivalents	266,015	128,952	(108,431)
Cash and cash equivalents, beginning of year	134,652	5,700	114,131
Cash and cash equivalents, end of year	$400,667	$134,652	$5,700
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Notes to Consolidated Financial Statements
(in thousands, except share/unit and per share/unit data)

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
As of December 31, 2017, the Company owned interests in 41 hotels with approximately 10,450 guest rooms located in seven states and the District of Columbia. Each hotel is leased to LHL (see Note 8) under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2018 and December 2020. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at December 31, 2017. The remaining 0.1% is held by limited partners who owned 145,223 common units of the Operating Partnership at December 31, 2017. See Note 6 for additional disclosures related to common units of the Operating Partnership.

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
The Company reviews each hotel for impairment at the end of each reporting period or as events and circumstances dictate throughout the year. A hotel is considered impaired when the sum of estimated future undiscounted cash flows over the estimated remaining holding period is less than the carrying amount of a hotel.
At the end of each reporting period, the Company assesses whether any quantitative or qualitative triggering events have occurred in relation to a hotel. Examples of situations considered to be triggering events include:

•	a substantial decline in operating cash flows during the period, including declines related to decreased occupancy, average daily rate or revenue per available room;

•	a current or projected loss from operations;

•	a significant cost accumulation above the original acquisition/development estimate;

•	a change in plan to sell the hotel prior to the end of its useful life or holding period;

•	a significant decrease in market price not in line with general market trends; and

•	any other quantitative or qualitative events deemed significant by the Company’s management or the Company’s Board of Trustees.
If the presence of one or more triggering events as described above is identified at the end of a reporting period or throughout the year with respect to a hotel, the Company performs a recoverability test. In doing so, an estimate of undiscounted future cash flows over the estimated remaining holding period is compared to the carrying amount of the hotel.
Impairment is indicated if the results of a recoverability analysis indicate that the carrying amount of a hotel exceeds the estimated future undiscounted cash flows. An impairment charge is recorded equal to the excess of the carrying value of the hotel over the fair value. When determining the fair value of a hotel, the Company makes certain assumptions including, but not limited to, consideration of:

•	projected operating cash flows – considering factors such as booking pace, growth rates, occupancy, room rates, hotel-specific operating costs and future capital expenditures;

•	projected cash flows from the eventual disposition of the hotel based upon the Company’s estimation of a hotel-specific capitalization rate;

•	hotel-specific discount rates; and

•	comparable selling prices.
The Company considers a hotel as held for sale when a contract for sale is entered into, a substantial nonrefundable deposit has been received from the purchaser and sale is expected to occur within one year.
Upon sale of a hotel, the Company determines its profit from the sale under the full accrual method provided the following applicable criteria are met: a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the hotel; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have a substantial continuing involvement with the hotel. If all of these conditions are met, the Company will recognize the full profit on the sale.
Intangible Assets
The Company does not amortize intangible assets with indefinite useful lives. Non-amortizable intangible assets are reviewed annually for impairment and more frequently if events or circumstances indicate that the assets may be impaired. If a non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset. As of December 31, 2017 and 2016, the Company did not have amortizable intangible assets or any value attributed to such non-amortizable intangible assets in the accompanying consolidated balance sheets.

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
Restricted Cash Reserves
The Company classifies certain cash balances as restricted cash reserves, including reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures and cash held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
Debt Issuance Costs
Issuance costs related to long-term debt are recorded at cost and are amortized as interest expense over the life of the related debt instrument, unless there is a significant modification to the debt instrument. The debt issuance costs, net associated with the revolving credit facilities are included in assets and the other debt issuance costs, net are included with the applicable debt instrument. Accumulated amortization at December 31, 2017 and 2016 was $5,294 and $7,642, respectively.
Revenue Recognition
The Company recognizes hotel operating revenues on an accrual basis consistent with hotel operations. For retail operations, revenue is recognized on a straight-line basis over the lives of the retail leases. Revenue from retail operations is included in other income in the accompanying consolidated statements of operations and comprehensive income. Refer to “Recently Issued Accounting Pronouncements” below for further discussion of revenue recognition.
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
Share-Based Compensation
From time to time, the Company awards shares under the 2014 Equity Incentive Plan, as amended (“2014 Plan”), which has approximately six years remaining, as compensation to executives, employees and members of the Board of Trustees (see Note 7). The shares issued to executives and employees generally vest over three years. The shares issued to members of the Board of Trustees vest immediately upon issuance. The Company recognizes compensation expense for nonvested shares with service conditions or service and market conditions on a straight-line basis over the vesting period based upon the fair value of the shares on the date of issuance, adjusted for forfeitures. Compensation expense for nonvested shares with service and performance conditions is recognized based on the fair value of the estimated number of shares expected to vest, as revised throughout the vesting period, adjusted for forfeitures. The Company estimates forfeiture amounts for the first three quarters of the year and adjusts for actual forfeiture amounts at year end. The 2014 Plan replaced the 2009 Equity Incentive Plan (“2009 Plan”) in May 2014.
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
As of December 31, 2017, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by third parties, (ii) the outside preferred ownership interests in a subsidiary and (iii) the outside ownership interest in a joint venture.
Variable Interest Entities
The Operating Partnership is a variable interest entity. The Company’s only significant asset is its investment in the Operating Partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Company’s debt is an obligation of the Operating Partnership.
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
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period prior to when the new rates become effective. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. The Company’s deferred tax assets balance consists of state net operating loss carryforwards (see Note 9).
Earnings per Common Share
Basic earnings per common share is based on the weighted average number of common shares of beneficial interest outstanding during the year excluding the weighted average number of unvested restricted shares (“participating securities” as defined in Note 11). The basic earnings per share calculation excludes the effect of such participating securities. Diluted earnings per common share is based on the basic weighted average number of common shares outstanding plus the effect of in-the-money stock options and compensation-related shares. Any anti-dilutive shares are excluded from the diluted earnings per share calculation.
Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income consists of all components of income, including other comprehensive income, which is excluded from net income. For the years ended December 31, 2017, 2016 and 2015, comprehensive income was $203,841, $255,600 and $134,982, respectively. As of December 31, 2017 and 2016, the Company’s accumulated other comprehensive income was $10,880 and $2,365, respectively.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. By working in conjunction with its hotel operators, the Company completed its evaluation of the effect that ASU No. 2014-09 will have on its consolidated financial statements and its evaluation of each of its revenue streams under the new standard. Because of the short-term, day-to-day nature of the Company’s hotel revenues, the Company determined that the pattern of revenue recognition will not change significantly. Under ASU No. 2014-09, there will be a recharacterization of certain revenue streams affecting both gross and net revenue reporting due to changes in principal versus agency guidance, which presentation is deemed immaterial for the Company and will not affect net income. Additionally, the Company does not sell hotel properties to customers as defined by FASB, but has historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations, and therefore, ASU No. 2014-09 will not impact the recognition of hotel sales. The Company finalized its expanded disclosure for the notes to the consolidated financial statements pursuant to the new requirements. The Company adopted this standard on its effective date of January 1, 2018 under the cumulative effect transition method. No adjustment will be recorded to the Company’s opening balance of retained earnings on January 1, 2018 as there was no impact to net income for the Company. Additionally, comparative information beginning in 2018 will not be restated and will continue to be reported under Revenue Recognition (Topic 605). The Company also expects that the effect of ASU No. 2014-09 will be immaterial to the Company on an on-going basis.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not initial direct leasing costs. The standard requires a modified retrospective approach, with restatement of the prior periods presented in the year of adoption, subject to any FASB modifications. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company anticipates adopting the standard on January 1, 2019. In evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures, the Company believes the impact will be minimal to its consolidated statements of operations and comprehensive income. The Company will recognize a lease liability and right of use asset on its consolidated balance sheets due to the change in accounting treatment of the Company’s operating ground leases and corporate office lease. The Company is analyzing its current lease obligations and, based on current assumptions of discount rates and lease terms, expects to record a right of use asset and a related liability between $200,000 and $240,000 on its consolidated balance sheets, which may change significantly by the date of adoption based on changes to the discount rate, lease terms and other variables.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Award Payment Accounting, which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold up to the maximum individual statutory tax rate on the shares upon settlement of an award without causing the award to be classified as a liability. The new standard is effective for the Company on January 1, 2017. Early adoption is permitted. The Company early adopted this standard on July 1, 2016 and it did not have an effect on the Company’s consolidated financial statements and related disclosures.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard will be effective for the first annual reporting period beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. As a result, the classification of certain insurance proceeds will change from investing activities to operating activities on the Company’s consolidated statements of cash flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard will be effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company adopted this standard on January 1, 2018. As a result, restricted cash reserves will be included with cash and cash equivalents on the Company’s consolidated statements of cash flows. The adoption will not change the presentation of the Company’s consolidated balance sheets.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business and adds further guidance in evaluating whether a transaction should be accounted for as an acquisition of an asset or a business. This standard will be effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company early adopted this standard on January 1, 2017 and it did not affect the Company’s consolidated statements of operations and comprehensive income as there were no acquisitions in 2017.
In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. ASU No. 2017-05 will impact the recognition of gains and losses from hotel sales. This standard will be effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company adopted this standard on January 1, 2018 and does not anticipate that ASU No. 2017-05 will affect the Company’s consolidated statements of operations and comprehensive income.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of hedge accounting. This standard will be effective for the first annual period beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. The Company adopted this standard on January 1, 2018 and aside from minor presentation changes in its disclosure on derivative and hedging activities, it will not have a material effect on the Company’s consolidated financial statements.

3.	Investment in Hotel Properties
Investment in hotel properties as of December 31, 2017 and 2016 consists of the following:

	December 31, 2017	December 31, 2016
Land	$624,843	$727,176
Buildings and improvements	3,271,473	3,531,280
Furniture, fixtures and equipment	762,150	769,671
Investment in hotel properties, gross	4,658,466	5,028,127
Accumulated depreciation	(1,392,851)	(1,355,918)
Investment in hotel properties, net	$3,265,615	$3,672,209
For 2016, the above table excludes Hotel Deca as the property qualified as held for sale as of December 31, 2016 and its net cost basis had been reclassified from investment in hotel properties, net to assets held for sale in the accompanying consolidated balance sheets. On January 19, 2017, the Company sold Hotel Deca (see “Dispositions” below).
As of December 31, 2017, buildings and improvements included capital lease assets of $147,322 and accumulated depreciation included amounts related to capital lease assets of $26,973. As of December 31, 2016, buildings and improvements included capital lease assets of $183,503 and accumulated depreciation included amounts related to capital lease assets of $26,230. Depreciation of the capital lease assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income for all periods presented.
Depreciation expense was $177,800, $191,791 and $180,346 for the years ended December 31, 2017, 2016 and 2015, respectively.
The December 31, 2017 balance of investment in hotel properties excludes $49,459 classified as property under development primarily at Chamberlain West Hollywood, Harbor Court Hotel, Hotel Chicago, Le Montrose Suite Hotel, San Diego Paradise Point Resort and Spa, Serrano Hotel, Sofitel Washington, DC Lafayette Square, The Heathman Hotel and Westin Copley Place. The December 31, 2016 balance of investment in hotel properties excludes $21,078 classified as property under development primarily at Chamberlain West Hollywood, Embassy Suites Philadelphia - Center City, Harbor Court Hotel, Hilton San Diego Gaslamp Quarter, Hotel Chicago, San Diego Paradise Point Resort and Spa and Southernmost Beach Resort Key West. Property under development consists of costs associated with rooms, lobby or outlets that are currently under renovation.
Interest, real estate taxes and insurance costs incurred during the renovation or development period are capitalized and depreciated over the lives of the renovated or developed assets. Capitalized interest for the years ended December 31, 2017, 2016 and 2015 was $762, $398 and $902, respectively.
The hotels owned as of December 31, 2017 are located in California (18), the District of Columbia (nine), Florida (two), Illinois (two), Massachusetts (four), New York (four), Oregon (one) and Pennsylvania (one).
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
Dispositions
During the year ended December 31, 2016, the Company sold Indianapolis Marriott Downtown, and during the year ended December 31, 2017, the Company sold Hotel Deca, Lansdowne Resort, Alexis Hotel, Hotel Triton and Westin Philadelphia. These dispositions do not represent a strategic shift in the Company’s business plan or primary markets, and therefore, do not qualify as discontinued operations. The sale of each property was recorded on the full accrual method.
On July 14, 2016, the Company sold Indianapolis Marriott Downtown for $165,000. The Company recognized a gain of $104,766 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2016.
On January 19, 2017, the Company sold Hotel Deca for $55,000. As of December 31, 2016, Hotel Deca qualified as held for sale. Substantially all of the assets held for sale consisted of investment in hotel properties, net and immaterial prepaid expenses and other assets and the liabilities of assets held for sale consisted of accounts payable and accrued expenses. The Company recognized a gain of $30,656 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2017. The proceeds were used for general corporate purposes.
On March 22, 2017, the Company sold Lansdowne Resort for $133,000. The Company recognized a gain of $10,253 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2017. The proceeds were used for general corporate purposes and the redemption of the 7.5% Series H Cumulative Redeemable Preferred Shares (the “Series H Preferred Shares”) on May 4, 2017 (see Note 6).
On March 31, 2017, the Company sold Alexis Hotel for $71,625. The Company recognized a gain of $33,420 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2017. The proceeds were used for general corporate purposes and the redemption of the Series H Preferred Shares on May 4, 2017 (see Note 6).
On April 11, 2017, the Company sold Hotel Triton for $14,250. The Company recognized a gain of $6,739 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2017. The proceeds were used for general corporate purposes and the redemption of the Series H Preferred Shares on May 4, 2017 (see Note 6).
On June 29, 2017, the Company sold Westin Philadelphia for $135,000. The Company recognized a gain of $4,477 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2017. The proceeds were used for general corporate purposes.

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

4.	Long-Term Debt
Debt Summary
Debt as of December 31, 2017 and December 31, 2016 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	December 31, 2017	December 31, 2016
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2021 (a)	$0	$0
LHL unsecured credit facility	Floating (b)	January 2021 (b)	0	0
Total borrowings under credit facilities			0	0
Term loans
First Term Loan	Floating/Fixed (c)	January 2022	300,000	300,000
Second Term Loan	Floating/Fixed (c)	January 2021	555,000	555,000
Debt issuance costs, net			(1,805)	(2,242)
Total term loans, net of unamortized debt issuance costs			853,195	852,758
Massport Bonds
Hyatt Regency Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Regency Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Debt issuance costs, net			(6)	(45)
Total bonds payable, net of unamortized debt issuance costs			42,494	42,455
Mortgage loan
Westin Copley Place	Floating (e)	August 2018 (e)	225,000	225,000
Debt issuance costs, net			(568)	(1,506)
Total mortgage loan, net of unamortized debt issuance costs			224,432	223,494
Total debt			$1,120,121	$1,118,707

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at December 31, 2017 and 2016. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at December 31, 2017 and 2016. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for the First Term Loan (as defined below) and the Second Term Loan (as defined below). At December 31, 2017 and 2016, the Company had interest rate swaps on the full amounts outstanding. See “Derivative and Hedging Activities” below. At December 31, 2017, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 3.23% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements). At December 31, 2016, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 2.38% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds (as defined below) are secured by letters of credit issued by U.S. Bank National Association (“U.S. Bank”) and the letters of credit are secured by the Hyatt Regency Boston Harbor. In August 2017, the Company exercised its final extension option to extend the letters of credit through March 1, 2018, the Massport Bonds’ maturity date. Upon maturity, the Company intends to repay the Massport Bonds with available cash. The bonds bear interest based on weekly floating rates. The interest rates as of December 31, 2017 were 1.70% and 1.78% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2016 were 0.75% and 0.76% for the $5,400 and $37,100 bonds, respectively. The Company incurs an annual letter of credit fee of 1.35%.

(e)
The mortgage loan matures on August 14, 2018 with three options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The Company anticipates exercising all available options. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). The interest rate as of December 31, 2017 was LIBOR plus 1.75%, which equaled 3.23%. The interest rate as of December 31, 2016 was LIBOR plus 1.75%, which equaled 2.46%. The mortgage loan allows for prepayments without penalty, subject to certain terms and conditions.

Future scheduled debt principal payments as of December 31, 2017 are as follows:

2018	$267,500
2019	0
2020	0
2021	555,000
2022	300,000
Total debt	$1,122,500
A summary of the Company’s interest expense and weighted average interest rates for unswapped variable rate debt for the years ended December 31, 2017, 2016 and 2015 is as follows:

	For the year ended December 31,
	2017	2016	2015
Interest Expense:
Interest incurred	$37,357	$40,814	$52,604
Amortization of debt issuance costs	2,771	3,359	2,631
Capitalized interest	(762)	(398)	(902)
Interest expense	$39,366	$43,775	$54,333

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	N/A	2.14%	1.89%
LHL unsecured credit facility	N/A	2.13%	1.89%
Massport Bonds	0.91%	0.44%	0.06%
Mortgage loan (Westin Copley Place)	2.83%	2.23%	2.19%
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
The Company has entered into interest rate swaps to effectively fix the LIBOR rates for the term loans (see “Derivative and Hedging Activities” below).
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
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCI”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300,000 to hedge the variable interest rate on the First Term Loan through August 2, 2017. Effective August 2, 2017, the Company entered into six new interest rate swap agreements with an aggregate notional amount of $300,000 to hedge the variable interest rate on the First Term Loan through January 10, 2022, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.23% at December 31, 2017. As of December 31, 2017, the Company has interest rate swaps with an aggregate notional amount of $555,000 to hedge the variable interest rate on the Second Term Loan and, as a result, the fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) is 2.95% through May 16, 2019.

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
The following table presents the effect of derivative instruments on the Company’s accompanying consolidated statements of operations and comprehensive income, including the location and amount of unrealized gain (loss) on outstanding derivative instruments in cash flow hedging relationships, for the years ended December 31, 2017, 2016 and 2015:

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments			Location of Loss Reclassified from AOCI into Net Income	Amount of Loss Reclassified from AOCI into Net Income

	(Effective Portion)			(Effective Portion)	(Effective Portion)
	For the year ended				For the year ended
	December 31,				December 31,
	2017	2016	2015		2017	2016	2015
Derivatives in cash flow hedging relationships:
Interest rate swaps	$5,815	$(4,160)	$(5,682)	Interest expense	$2,710	$6,625	$4,835
During the years ended December 31, 2017, 2016 and 2015, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of December 31, 2017, there was $10,893 in cumulative unrealized gain of which $10,880 was included in AOCI and $13 was attributable to noncontrolling interests. As of December 31, 2016, there was $2,368 in cumulative unrealized gain of which $2,365 was included in AOCI and $3 was attributable to noncontrolling interests. The Company expects that approximately $1,230 will be reclassified from AOCI and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of December 31, 2017.
Bonds Payable
The Company is the obligor with respect to a $37,100 tax-exempt special project revenue bond and a $5,400 taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “Massport Bonds”). The Massport Bonds, which mature on March 1, 2018, bear interest based on weekly floating rates and have no principal reductions prior to their scheduled maturities. The Massport Bonds may be redeemed at any time, at the Company’s option, without penalty. The Massport Bonds are secured by letters of credit issued by U.S. Bank that were extended through the maturity date. Upon maturity, the Company intends to repay the Massport Bonds with available cash. The Company incurs an annual letter of credit fee of 1.35%. The letters of credit are secured by the Hyatt Regency Boston Harbor.
Extinguishment of Debt
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
As discussed above, on January 10, 2017, the Company refinanced its senior unsecured credit facility and First Term Loan and LHL refinanced its unsecured revolving credit facility. The refinancing arrangements for the senior unsecured credit facility and First Term Loan were considered substantial modifications. The Company recognized a loss from extinguishment of debt of $1,706, which is included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2017. The loss from extinguishment of debt represents a portion of the unamortized debt issuance costs incurred for the senior unsecured credit facility when the original agreement was executed and the debt issuance costs incurred in connection with the refinancing of the First Term Loan.
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
As of December 31, 2017, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable and mortgage loan.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
A summary of the Company’s hotels subject to non-cancelable operating leases as of December 31, 2017 is as follows:

Lease Properties	Lease Type	Lease Expiration Date
Southernmost Beach Resort Key West (Restaurant facility)	Ground lease	April 2019 (1)
Hyatt Regency Boston Harbor	Ground lease	April 2077 (2)
The Hilton San Diego Resort and Spa	Ground lease	December 2045
San Diego Paradise Point Resort and Spa	Ground lease	May 2050
Hotel Vitale	Ground lease	March 2056 (3)
Viceroy Santa Monica	Ground lease	September 2065
Westin Copley Place (4)	Air rights lease	December 2077
The Liberty Hotel	Ground lease	May 2080
Hotel Solamar	Ground lease	December 2102
(1) The Company can begin negotiating a renewal one year in advance of the lease expiration date.
(2) In 2017, the Company exercised its option to extend the ground lease for 51 years from March 2026 to April 2077.
(3) The Company has the option, subject to certain terms and conditions, to extend the ground lease for 14 years to 2070.
(4) No payments are required through maturity.

The ground leases at Viceroy Santa Monica, The Liberty Hotel and Hotel Vitale are subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $1,842, $1,890 and $1,943 for the years ended December 31, 2017, 2016 and 2015, respectively, which is included in total ground rent expense. Total ground rent expense for the years ended December 31, 2017, 2016 and 2015 was $15,718, $16,187 and $16,076, respectively. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds.
A summary of the Company’s hotels subject to capital leases of land and building as of December 31, 2017 is as follows:

Lease Properties	Estimated Present Value of Remaining Rent Payments (1)	Lease Expiration Date
The Roger	$4,892	December 2044
Harbor Court Hotel (2)	$18,603	August 2052

(1)
At acquisition or as amended, the estimated present value of the remaining rent payments was recorded as capital lease obligations. These obligations, net of amortization, are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

(2)
In November 2017, the hotel lease was amended, extending the lease expiration date from April 2048 to August 2052. At acquisition, the estimated present value of the remaining rent payments recorded as a capital lease obligation was $18,424. Due to the lease amendment, the recalculated estimated present value of the remaining rent payments is $18,603, which net of amortization, is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Future minimum rent payments, including capital lease payments, (without reflecting future applicable Consumer Price Index increases) are as follows:

2018	$11,321
2019	11,249
2020	11,581
2021	11,682
2022	11,747
Thereafter	513,389
$570,969
Actual base ground rent payments for The Roger were $397, $397 and $372 for the years ended December 31, 2017, 2016 and 2015, respectively. Actual base and participating ground rent payments for Harbor Court Hotel were $1,172, $1,279 and $1,328 for the years ended December 31, 2017, 2016 and 2015, respectively.
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (i) certain non-routine repairs and maintenance to the hotels and (ii) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of December 31, 2017, $12,533 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
Restricted Cash Reserves
At December 31, 2017, the Company held $14,262 in restricted cash reserves. Included in such amounts are $12,533 of reserve funds for future capital expenditures and $1,729 held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
Litigation
The nature of hotel operations exposes the Company and its hotels to the risk of claims and litigation in the ordinary course of business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company.

6.	Equity
Common Shares of Beneficial Interest
At December 31, 2017 and 2016, there were 200,000,000 authorized common shares under the Company’s declaration of trust, as amended.
On January 1, 2016, the Company issued 13,864 common shares and authorized an additional 4,910 deferred shares to the independent members of its Board of Trustees for their 2015 compensation. These common shares were issued under the 2014 Plan.
On March 1, 2016, the Company issued 36,926 common shares to executives related to the nonvested share awards with either market or performance conditions granted on January 30, 2013 (see Note 7 for additional details including vesting information). These common shares were issued under the 2009 Plan.
On March 18, 2016, the Company issued 98,787 nonvested shares with service conditions to the Company’s executives and employees. The nonvested shares will vest in three annual installments starting January 1, 2017, subject to continued employment. These common shares were issued under the 2014 Plan.
On April 25, 2016, the Company issued 10,526 nonvested shares with service conditions to one of the Company’s executives. The nonvested shares will vest in three annual installments starting January 1, 2017, subject to continued employment. These common shares were issued under the 2014 Plan.
On May 9, 2016, the Company issued 20,688 common shares to its former Chief Financial Officer related to the nonvested share awards with market conditions, as a result of the previously announced termination of employment. Pursuant to the terms of the award agreements, a portion of his nonvested share awards with market conditions vested upon termination (see Note 7). Of the common shares issued, 15,320 shares were issued under the 2009 Plan and 5,368 shares were issued under the 2014 Plan.
On August 11, 2016, the Company issued 42,824 common shares to executives related to the nonvested share awards with either market or performance conditions granted on January 30, 2013 (see Note 7 for additional details including vesting information). These common shares were issued under the 2009 Plan.
On January 1, 2017, the Company issued 16,010 common shares and authorized an additional 9,103 deferred shares to the independent members of its Board of Trustees for their 2016 compensation. These common shares were issued under the 2014 Plan.
On January 31, 2017, the Company issued 27,767 common shares related to the resignation of a former member of its Board of Trustees for his accumulated deferred shares granted as compensation for 2001 through 2016. These common shares were issued under the 2009 Plan and 2014 Plan.
On March 2, 2017, the Company issued 38,599 common shares to executives related to the nonvested share awards with either market or performance conditions granted on March 20, 2014 (see Note 7 for additional details including vesting information). These common shares were issued under the 2009 Plan.
On March 23, 2017, the Company issued 122,816 nonvested shares with service conditions to the Company’s executives and employees. The nonvested shares will vest in three annual installments starting January 1, 2018, subject to continued employment. These common shares were issued under the 2014 Plan.
On July 1, 2017, the Company issued 40,000 common shares to an executive related to the nonvested share awards with market conditions granted on May 31, 2008 (see Note 7 for additional details including vesting information). All of the shares vested immediately on July 1, 2017. These common shares were issued under the 2009 Plan.
On August 11, 2017, the Company issued 38,260 common shares to executives related to the nonvested share awards with either market or performance conditions granted on March 20, 2014 (see Note 7 for additional details, including vesting information). These common shares were issued under the 2009 Plan.

Common Dividends
The Company paid the following dividends on common shares/units during the year ended December 31, 2017:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Date Paid
$0.45	December 31, 2016	December 30, 2016	January 17, 2017
$0.45	March 31, 2017	March 31, 2017	April 17, 2017
$0.45	June 30, 2017	June 30, 2017	July 17, 2017
$0.45	September 30, 2017	September 29, 2017	October 16, 2017
Treasury Shares
Treasury shares are accounted for under the cost method. During the year ended December 31, 2017, the Company received 165,535 common shares related to employees surrendering shares to pay minimum withholding taxes on the vesting date and forfeiting nonvested shares upon resignation.
The Company’s Board of Trustees has authorized a share repurchase program (the “Repurchase Program”) to acquire up to $600,000 of the Company’s common shares, with repurchased shares recorded at cost in treasury. As of December 31, 2017, the Company has availability under the Repurchase Program to acquire up to $569,807 of common shares. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.
During the year ended December 31, 2017, the Company re-issued 16,010 treasury shares related to earned 2016 compensation for the Board of Trustees, 27,767 treasury shares related to the resignation of a former member of the Board of Trustees for his accumulated deferred shares granted as compensation for 2001 through 2016, 84,316 treasury shares related to the earned share awards with either market or performance conditions and 22,775 treasury shares related to the grants of nonvested shares with service conditions.
At December 31, 2017, there were 42,035 common shares in treasury.
Preferred Shares
At December 31, 2017 and 2016, there were 40,000,000 authorized preferred shares of beneficial interest under the Company’s declaration of trust, as amended.
On May 25, 2016, the Company issued 6,000,000 6.3% Series J Cumulative Redeemable Preferred Shares (the “Series J Preferred Shares”) at a price of $25.00 per share and received net proceeds, after deducting underwriting discounts and other offering costs, of $145,078.
On May 4, 2017, the Company redeemed all of the outstanding Series H Preferred Shares for $68,750 ($25.00 per share) plus $272 of accrued and unpaid dividends through the redemption date. The redemption value of the Series H Preferred Shares exceeded their carrying value by $2,401, which is included in the determination of net income attributable to common shareholders for the year ended December 31, 2017. The $2,401 represents the offering costs related to the redeemed Series H Preferred Shares.
The following Preferred Shares were outstanding as of December 31, 2017:

Security Type	Number of Shares
6.375% Series I Preferred Shares	4,400,000
6.3% Series J Preferred Shares	6,000,000
The 6.375% Series I Cumulative Redeemable Preferred Shares (the “Series I Preferred Shares”) and the Series J Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares and on parity with each other with respect to payment of distributions. The Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares.

The Company may not optionally redeem the Series I Preferred Shares and the Series J Preferred Shares prior to March 4, 2018 and May 25, 2021, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions. In addition, upon the occurrence of a change of control (as defined in the Company’s declaration of trust), the result of which the Company’s common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE American LLC or the NASDAQ Stock Market, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share, plus any accrued and unpaid distributions. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of Series I Preferred Shares and Series J Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula subject to a cap of 8,835,200 commons shares and 12,842,400 common shares, respectively.
Preferred Dividends
The Company paid the following dividends on preferred shares during the year ended December 31, 2017:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Date Paid
7.5% Series H	$0.47	December 31, 2016	December 30, 2016	January 17, 2017
6.375% Series I	$0.40	December 31, 2016	December 30, 2016	January 17, 2017
6.3% Series J	$0.39	December 31, 2016	December 30, 2016	January 17, 2017
7.5% Series H	$0.47	March 31, 2017	March 31, 2017	April 17, 2017
6.375% Series I	$0.40	March 31, 2017	March 31, 2017	April 17, 2017
6.3% Series J	$0.39	March 31, 2017	March 31, 2017	April 17, 2017
6.375% Series I	$0.40	June 30, 2017	June 30, 2017	July 17, 2017
6.3% Series J	$0.39	June 30, 2017	June 30, 2017	July 17, 2017
6.375% Series I	$0.40	September 30, 2017	September 29, 2017	October 16, 2017
6.3% Series J	$0.39	September 30, 2017	September 29, 2017	October 16, 2017
(1) Amounts are rounded to the nearest whole cent for presentation purposes.

In addition, the final dividend payment of $0.10 per Series H Preferred Share for the period April 15, 2017 through the redemption date of May 4, 2017 was included in the redemption price.
Noncontrolling Interests of Common Units in Operating Partnership
On May 13, 2015, the Company issued an aggregate of 151,077 common shares in connection with the redemption of 151,077 common units of limited partnership interest held by certain limited partners of the Operating Partnership. These common shares were issued in reliance on an exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Company relied on the exemption under Section 4(a)(2) based upon factual representations given by the limited partners who received the common shares.
The following schedule presents the effects of changes in the Company’s ownership interest in the Operating Partnership on the Company’s equity:

	For the year ended December 31,
	2017	2016	2015
Net income attributable to common shareholders	$174,609	$234,575	$123,383
Increase in additional paid-in capital from adjustments to noncontrolling interests of common units in Operating Partnership	0	0	14
Change from net income attributable to common shareholders and adjustments to noncontrolling interests	$174,609	$234,575	$123,397
There were no redemptions of common units of limited partnership interest held by limited partners of the Operating Partnership during the years ended December 31, 2017 and 2016.
As of December 31, 2017, the Operating Partnership had 145,223 common units of limited partnership interest outstanding, representing a 0.1% partnership interest held by the limited partners. As of December 31, 2017, approximately $4,076 of cash or the equivalent value in common shares, at the Company’s option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $4,076 is based on the Company’s closing common share price of

$28.07 on December 31, 2017, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. Subject to certain limitations, the outstanding common units of limited partnership are redeemable for cash, or at the Company’s option, for a like number of common shares of the Company.

7.	Equity Incentive Plan
The 2014 Plan permits the Company to issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2014 Plan provides for a maximum of 2,900,000 common shares to be issued in the form of share options, share appreciation rights, restricted or unrestricted share awards, phantom shares, performance awards, incentive awards, other share-based awards, or any combination of the foregoing. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2014 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2014 Plan terminates on February 17, 2024. The 2014 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair value of the common shares on the date of grant. Restricted share awards and options under the 2014 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three year period. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. At December 31, 2017, there were 2,511,504 common shares available for future grant under the 2014 Plan. The 2014 Plan replaced the 2009 Plan. The Company will no longer make any grants under the 2009 Plan (although awards previously made under the 2009 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements).
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
A summary of the Company’s nonvested shares with service conditions as of December 31, 2017 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2017	236,759	$30.78
Granted	126,217	29.04
Vested	(192,119)	30.72
Forfeited	(443)	28.72
Nonvested at December 31, 2017	170,414	$28.95
As of December 31, 2017 and 2016, there were $3,214 and $2,798, respectively, of total unrecognized compensation costs related to nonvested share awards with service conditions. As of December 31, 2017 and 2016, these costs were expected to be recognized over a weighted–average period of 1.4 years and 1.2 years, respectively. The total intrinsic value of shares vested (calculated as number of shares multiplied by vesting date share price) during the years ended December 31, 2017, 2016 and 2015 was $5,696, $2,256 and $3,152, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with service conditions that have been included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income were $3,115, $3,002 and $3,323 for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Nonvested Share Awards with Market or Performance Conditions
On May 31, 2008, the Company’s Board of Trustees entered into three Performance-Based Share Agreements (the “Share Agreements”), awarding 125,000 nonvested share awards with market conditions, in 25,000, 50,000 and 50,000 increments, of nonvested shares to an executive. The actual amounts of the shares awarded for each of the Share Agreements is based on the specified three-year performance measurement periods ending on July 1, 2011, 2014 and 2017, respectively. The actual amounts of the shares awarded are to range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the Share Agreements, and none of the shares are outstanding until issued in accordance with the Share Agreements.
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
On March 19, 2015, the Company’s Board of Trustees granted a target of 49,225 nonvested share awards exclusive of the 12,435 shares granted to the former Chief Financial Officer, with either market or performance conditions to executives (the “March 19, 2015 Awards”). The actual amounts of the shares awarded with respect to 24,612 of the 49,225 shares will be determined the latter half of the first quarter 2018, based on the performance measurement period of January 1, 2015 through December 31, 2017, in accordance with the terms of the agreements. The actual amounts of the shares awarded with respect to the remaining 24,613 of the 49,225 shares will be determined the latter half of the third quarter 2018, based on the performance measurement period of July 1, 2015 through June 30, 2018, in accordance with the terms of the agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) at the end of the respective performance measurement period, all of the earned shares will be issued and outstanding on those dates. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the respective determination date. Such amounts will be paid to the awardees the latter half of the first quarter 2018 and the latter half of the third quarter 2018, respectively. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 24,612 shares, amortization commenced on March 19, 2015, the beginning of the requisite service period, and, with respect to 24,613 shares, amortization commenced on July 1, 2015, the beginning of the requisite service period.
On March 18, 2016, the Company’s Board of Trustees granted a target of 77,565 nonvested share awards exclusive of the 19,610 shares granted to the former Chief Financial Officer, with either market or performance conditions to executives (the “March 18, 2016 Awards”). The actual amounts of the shares awarded with respect to 38,782 of the 77,565 shares will be determined the latter half of the first quarter 2019, based on the performance measurement period of January 1, 2016 through December 31, 2018, in accordance with the terms of the agreements. The actual amounts of the shares awarded with respect to the remaining 38,783 of the 77,565 shares will be determined the latter half of the third quarter 2019, based on the performance measurement period of July 1, 2016 through June 30, 2019, in accordance with the terms of the agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) at the end of the respective performance measurement period, all of the earned shares will be issued and outstanding on those dates. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the respective determination date. Such amounts will be paid to the awardees the latter half of the first quarter 2019 and the latter half of the third quarter 2019, respectively. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 38,782 shares, amortization commenced on March 18, 2016, the beginning of the requisite service period, and, with respect to 38,783 shares, amortization commenced on July 1, 2016, the beginning of the requisite service period.
On April 25, 2016, the Company’s Board of Trustees granted a target of 12,632 nonvested share awards with either market or performance conditions to an executive (the “April 25, 2016 Awards”). The actual amounts of the shares awarded with respect to 6,316 of the 12,632 shares will be determined the latter half of the first quarter 2019, based on the performance measurement period of January 1, 2016 through December 31, 2018, in accordance with the terms of the agreements. The actual amounts of the shares awarded with respect to the remaining 6,316 of the 12,632 shares will be determined on or about the latter half of the third quarter 2019, based on the performance measurement period of July 1, 2016 through June 30, 2019, in accordance with the terms of the agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) at the end of the respective performance measurement period, all of the earned shares will be issued and outstanding on those dates. The executive will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the respective determination date. Such amounts will be paid to the awardee the latter half of the first quarter 2019 and the latter half of the third quarter 2019, respectively. Thereafter, the executive will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 6,316 shares, amortization commenced on April 25, 2016, the beginning of the requisite service period, and with respect to 6,316 shares, amortization commenced on July 1, 2016, the beginning of the requisite service period.
On March 23, 2017, the Company’s Board of Trustees granted a target of 124,526 nonvested share awards with either market or performance conditions to executives (the “March 23, 2017 Awards”). The actual amounts of the shares awarded with respect to 62,264 of the 124,526 shares will be determined the latter half of the first quarter 2020, based on the performance measurement period of January 1, 2017 through December 31, 2019, in accordance with the terms of the agreements. The actual amounts of the shares awarded with respect to the remaining 62,262 of the 124,526 shares will be determined the latter half of the third quarter 2020, based on the performance measurement period of July 1, 2017 through June 30, 2020, in accordance with the terms of the agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) at the end of the respective performance measurement period, all of the earned shares will be issued and outstanding on those dates. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the respective determination date. Such amounts will be paid to the awardees the latter half of the first quarter 2020 and the latter half of the third quarter 2020, respectively. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 62,264 shares, amortization commenced on March 23, 2017, the beginning of the requisite service period, and, with respect to 62,262 shares, amortization commenced on July 1, 2017, the beginning of the requisite service period.

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
For the awards granted in 2013 and after, the nonvested awards consist of three tranches in each performance measurement period described above. Two of the tranches in the award agreements are nonvested share awards with market conditions, consistent with tranches described in (2) and (3) above, and were valued on the grant date via the methodology described above using a third-party consultant. The third tranche is based on “return on invested capital” discussed below, which is a performance condition. The grant date fair values of the tranches with performance conditions were calculated based on the targeted awards, and the valuation is adjusted on a periodic basis. As of December 31, 2017, a change in the Company’s estimate of probable outcome occurred for all the award tranches with performance conditions as the return on invested capital measurement assumptions (see below) was revised from 100% to 200% resulting in a cumulative adjustment to compensation cost.
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

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
March 23, 2017 Awards (performance period starting January 1, 2017)
Target amounts	27.30%	1.52%	N/A	N/A	$21.13	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$29.03	33.30%
Peer companies	27.30%	1.52%	N/A	0.987	$31.12	33.30%
March 23, 2017 Awards (performance period starting July 1, 2017)
Target amounts	27.30%	1.52%	N/A	N/A	$25.34	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$29.03	33.30%
Peer companies	27.30%	1.52%	N/A	0.987	$30.82	33.30%
April 25, 2016 Awards (performance period starting January 1, 2016)
Target amounts	26.40%	1.01%	N/A	N/A	$18.61	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$23.75	33.30%
Peer companies	26.40%	1.01%	N/A	1.024	$23.63	33.30%
April 25, 2016 Awards (performance period starting July 1, 2016)
Target amounts	26.40%	1.01%	N/A	N/A	$20.47	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$23.75	33.30%
Peer companies	26.40%	1.01%	N/A	1.024	$26.10	33.30%
March 18, 2016 Awards (performance period starting January 1, 2016)
Target amounts	26.40%	1.00%	N/A	N/A	$22.23	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$25.14	33.30%
Peer companies	26.40%	1.00%	N/A	1.023	$25.18	33.30%
March 18, 2016 Awards (performance period starting July 1, 2016)
Target amounts	26.40%	1.00%	N/A	N/A	$21.65	33.40%

Return on invested capital	N/A	N/A	N/A	N/A	$25.14	33.30%
Peer companies	26.40%	1.00%	N/A	1.023	$27.81	33.30%
March 19, 2015 Awards (performance period starting January 1, 2015)
Target amounts	24.40%	0.99%	N/A	N/A	$29.25	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$38.84	33.30%
Peer companies	24.40%	0.99%	N/A	1.011	$40.69	33.30%
March 19, 2015 Awards (performance period starting July 1, 2015)
Target amounts	24.40%	0.99%	N/A	N/A	$31.86	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$38.84	33.30%
Peer companies	24.40%	0.99%	N/A	1.011	$41.00	33.30%
May 31, 2008 Awards (performance period starting July 1, 2014)
Target amounts	33.30%	0.90%	N/A	N/A	$32.57	20.00%
NAREIT index	33.30%	0.90%	N/A	1.356	$39.26	40.00%
Peer companies	33.30%	0.90%	N/A	0.908	$38.15	40.00%
March 20, 2014 Awards (performance period starting January 1, 2014)
Target amounts	33.70%	0.90%	N/A	N/A	$31.94	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$31.82	33.30%
Peer companies	33.70%	0.90%	N/A	0.938	$31.02	33.30%
March 20, 2014 Awards (performance period starting July 1, 2014)
Target amounts	33.70%	0.90%	N/A	N/A	$31.23	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$31.82	33.30%
Peer companies	33.70%	0.90%	N/A	0.938	$34.53	33.30%
January 30, 2013 Awards (performance period starting January 1, 2013)
Target amounts	38.70%	0.42%	N/A	N/A	$29.38	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$27.20	33.30%
Peer companies	38.70%	0.42%	N/A	0.864	$30.51	33.30%
January 30, 2013 Awards (performance period starting July 1, 2013)
Target amounts	38.70%	0.42%	N/A	N/A	$27.70	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$27.20	33.30%
Peer companies	38.70%	0.42%	N/A	0.864	$31.34	33.30%
January 26, 2012 Awards
Target amounts	65.30%	0.31%	N/A	N/A	$36.22	33.40%
NAREIT index	65.30%	0.31%	N/A	1.370	$35.25	33.30%
Peer companies	65.30%	0.31%	N/A	0.911	$35.33	33.30%
A summary of the Company’s restricted share awards with either market or performance conditions as of December 31, 2017 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2017	276,183	$27.36
Granted (1)	144,000	28.33
Vested	(146,235)	34.25
Forfeited	(10,000)	37.48
Nonvested at December 31, 2017	263,948	$27.04

(1)	Amount includes 9,907 shares and 9,567 shares that were issued on February 24, 2017 and August 11, 2017, respectively, from the March 20, 2014 grant, which were earned in excess of the target amount.
As of December 31, 2017 and 2016, there were $4,941 and $3,757, respectively, of total unrecognized compensation costs related to restricted share awards with market or performance conditions. As of December 31, 2017 and 2016, these costs were expected to be recognized over a weighted–average period of 2.0 years and 1.8 years, respectively. As of December 31, 2017 and 2016, there were 609,767 and 463,532 share awards with market or performance conditions vested, respectively. Additionally, there were zero and 29,376 nonvested share awards with market or performance conditions earned but nonvested due to a service condition as of December 31, 2017 and 2016, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with market or performance conditions are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income were $3,476, $3,896 and $4,360 for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Board of Trustees’ Compensation
The Company issues common shares to the independent members of the Board of Trustees for at least half of their compensation in lieu of cash. The Trustees may elect to receive the remaining half in cash or additional common shares. All or a portion of the shares issued may be deferred. The Company issued an aggregate of 24,957, 25,113 and 18,774 shares, including 5,832, 9,103 and 4,910 deferred shares, related to the Trustees’ compensation for the years 2017, 2016 and 2015, respectively.

8.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.
Other indirect hotel operating expenses consist of the following expenses incurred by the hotels:

	For the year ended December 31,
	2017	2016	2015
General and administrative	$96,190	$103,993	$101,397
Sales and marketing	67,421	75,212	73,654
Repairs and maintenance	36,795	39,309	39,521
Management and incentive fees	36,832	40,064	39,686
Utilities and insurance	30,016	33,109	34,427
Franchise fees	8,163	10,396	9,836
Other expenses	2,659	3,182	2,483
Total other indirect expenses	$278,076	$305,265	$301,004

As of December 31, 2017, LHL leased all 41 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L’Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	Hotel Vitale	San Francisco, CA
9.	Park Central San Francisco	San Francisco, CA
10.	Serrano Hotel	San Francisco, CA
11.	The Marker San Francisco	San Francisco, CA
12.	Villa Florence	San Francisco, CA
13.	Chaminade Resort and Conference Center	Santa Cruz, CA
14.	Viceroy Santa Monica	Santa Monica, CA
15.	Chamberlain West Hollywood	West Hollywood, CA
16.	Le Montrose Suite Hotel	West Hollywood, CA
17.	Le Parc Suite Hotel	West Hollywood, CA
18.	The Grafton on Sunset	West Hollywood, CA
19.	Hotel George	Washington, DC
20.	Hotel Madera	Washington, DC
21.	Hotel Palomar, Washington, DC	Washington, DC
22.	Hotel Rouge	Washington, DC
23.	Mason & Rook Hotel	Washington, DC
24.	Sofitel Washington, DC Lafayette Square	Washington, DC
25.	The Donovan	Washington, DC
26.	The Liaison Capitol Hill	Washington, DC
27.	Topaz Hotel	Washington, DC
28.	Southernmost Beach Resort Key West	Key West, FL
29.	The Marker Waterfront Resort	Key West, FL
30.	Hotel Chicago	Chicago, IL
31.	Westin Michigan Avenue	Chicago, IL
32.	Hyatt Regency Boston Harbor	Boston, MA
33.	Onyx Hotel	Boston, MA
34.	The Liberty Hotel	Boston, MA
35.	Westin Copley Place	Boston, MA
36.	Gild Hall	New York, NY
37.	The Roger	New York, NY
38.	Park Central Hotel New York (shared lease with WestHouse Hotel New York)	New York, NY
39.	WestHouse Hotel New York	New York, NY
40.	The Heathman Hotel	Portland, OR
41.	Embassy Suites Philadelphia - Center City	Philadelphia, PA

9.	Income Taxes
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
The following characterizes distributions paid per common share of beneficial interest and preferred share on a tax basis for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	$	%	$	%	$	%
Common shares of beneficial interest
Ordinary income	$0.9794	54.41%	$1.1631	62.26%	$1.6570	100.00%
Capital gain	0.3627	20.15%	0.4550	24.36%	0.0000	0.00%
Unrecaptured Section 1250 gain	0.4579	25.44%	0.2499	13.38%	0.0000	0.00%
	$1.8000	100.00%	$1.8680	100.00%	$1.6570	100.00%

Preferred shares (Series H) (1)
Ordinary income	$0.3089	54.41%	$1.4593	62.26%	$1.8750	100.00%
Capital gain	0.1144	20.15%	0.5709	24.36%	0.0000	0.00%
Unrecaptured Section 1250 gain	0.1444	25.44%	0.3136	13.38%	0.0000	0.00%
	$0.5677	100.00%	$2.3438	100.00%	$1.8750	100.00%

Preferred shares (Series I)
Ordinary income	$0.8672	54.41%	$1.2404	62.26%	$1.5938	100.00%
Capital gain	0.3211	20.15%	0.4853	24.36%	0.0000	0.00%
Unrecaptured Section 1250 gain	0.4055	25.44%	0.2665	13.38%	0.0000	0.00%
	$1.5938	100.00%	$1.9922	100.00%	$1.5938	100.00%

Preferred shares (Series J) (2)
Ordinary income	$0.8570	54.41%	$0.6265	62.26%	$0.0000	0.00%
Capital gain	0.3173	20.15%	0.2451	24.36%	0.0000	0.00%
Unrecaptured Section 1250 gain	0.4007	25.44%	0.1346	13.38%	0.0000	0.00%
	$1.5750	100.00%	$1.0062	100.00%	$0.0000	0.00%
(1) On May 4, 2017, the Company redeemed the Series H Preferred Shares (see Note 6).
(2) On May 25, 2016, the Company issued the Series J Preferred Shares (see Note 6).
The Company’s federal and state tax returns for the year ended December 31, 2017 have not been filed. The taxability information presented for the Company’s dividends paid in 2017 is based upon management’s estimate.
Income tax expense (benefit) was comprised of the following for the years ended December 31, 2017, 2016 and 2015:

	For the year ended December 31,
	2017	2016	2015
LHL’s income tax expense (benefit)	$983	$4,491	$(2,546)
Operating Partnership’s income tax expense	716	1,293	1,254
Total income tax expense (benefit)	$1,699	$5,784	$(1,292)

The components of LHL’s income tax expense (benefit) and income (loss) before income tax expense (benefit) for the years ended December 31, 2017, 2016 and 2015 were as follows:

	For the year ended December 31,
	2017	2016	2015
LHL’s income tax expense (benefit):
Federal
Current	$1,162	$1,490	$(510)
Deferred	(365)	1,901	(1,251)
State & local
Current	420	516	83
Deferred	(234)	584	(868)
Total	$983	$4,491	$(2,546)

LHL’s income (loss) before income tax expense (benefit)	$3,563	$10,255	$(4,876)
LHL’s provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to LHL’s pretax income (loss) for the years ended December 31, 2017, 2016 and 2015 as a result of the following differences:

	For the year ended December 31,
	2017	2016	2015
“Expected” federal tax expense (benefit) at statutory rate	$1,211	$3,487	$(1,658)
State income tax expense (benefit), net of federal income tax effect	262	776	(443)
Other, net	(490)	228	(445)
Income tax expense (benefit)	$983	$4,491	$(2,546)
LHL’s deferred tax assets (liabilities) as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Net operating loss carryforwards	$2,136	$1,902
Bad debt reserves (1)	122	260
Golf membership deferred revenue (1)	0	(347)
Straight-line rent (1)	(578)	(734)
Net deferred tax assets	$1,680	$1,081

(1)	Amounts included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.
As of December 31, 2017, the Company had net deferred tax assets of $1,680 primarily due to temporary federal differences and current and past years’ state tax net operating losses. These loss carryforwards will generally expire in 2018 through 2035 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets related to state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.
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
The Company has no material unrecognized income tax benefits as of December 31, 2017 and 2016. As of December 31, 2017, the tax years that remain subject to examination by major tax jurisdictions generally include 2013 through 2017.

The recently enacted tax reform bill, informally known as the Tax Cuts and Jobs Act, made significant changes to the U.S. federal income tax laws. For example, the top corporate income tax rate was reduced to 21%, and the corporate alternative minimum tax was repealed. Additionally, for taxable years beginning after December 31, 2017, the Tax Cuts and Jobs Act limits interest deductions for businesses, whether in corporate or pass-through form, to the sum of the taxpayer’s business interest income for the tax year and 30% of the taxpayer’s adjusted taxable income for the tax year, but the tax rules do permit a real estate business, such as a REIT, to elect out of the interest limitation rules in exchange for depreciating its real estate assets using alternative depreciation system principles. Technical corrections or other amendments to, or administrative guidance interpreting, the Tax Cuts and Job Act may be forthcoming at any time. We cannot predict the long-term effect of the Tax Cuts and Jobs Act or any future changes on REITs and their shareholders. For the Company, the reduction in the federal corporate income tax rate resulted in a change to the net deferred tax assets of the TRS, with a minimal impact to the current year federal income tax expense.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows:

		Fair Value Measurements at
		December 31, 2017	December 31, 2016
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$10,893	$3,295
Derivative interest rate instruments	Accounts payable and accrued expenses	$0	$927
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Borrowings under credit facilities	$0	$0	$0	$0
Term loans	$855,000	$857,577	$855,000	$857,224
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loan	$225,000	$224,429	$225,000	$225,224
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loan using interest rates ranging from 1.4% to 2.3% as of December 31, 2017 and from 1.5% to 1.8% as of December 31, 2016 with a weighted average effective interest rate of 1.6% and 1.5% as of December 31, 2017 and 2016, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s.
At December 31, 2017 and 2016, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and distributions payable were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

11.	Earnings Per Common Share
The limited partners’ outstanding common partnership units in the Operating Partnership (which may be converted to common shares) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income or loss would also be added back to net income or loss. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards expected to vest that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common shareholders used in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of noncontrolling interests in the earnings per share calculations.
The computation of basic and diluted earnings per common share is as follows:

	For the year ended December 31,
	2017	2016	2015
Numerator:
Net income attributable to common shareholders	$174,609	$234,575	$123,383
Dividends paid on unvested restricted shares	(435)	(491)	(542)
Undistributed earnings attributable to unvested restricted shares	0	(70)	0
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$174,174	$234,014	$122,841
Denominator:
Weighted average number of common shares - basic	112,975,329	112,791,839	112,685,235
Effect of dilutive securities:
Compensation-related shares	388,763	372,760	411,185
Weighted average number of common shares - diluted	113,364,092	113,164,599	113,096,420
Earnings per Common Share - Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1.54	$2.07	$1.09
Earnings per Common Share - Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1.54	$2.07	$1.09

12.	Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2017	2016	2015
Interest paid, net of capitalized interest	$36,421	$41,483	$52,155
Interest capitalized	762	398	902
Income taxes paid, net	730	5,111	3,112
Increase in distributions payable on common shares	63	58	8,477
(Decrease) increase in distributions payable on preferred shares	(1,288)	2,363	0
Redemption of common units for common shares	0	0	3,400
Write-off of fully depreciated furniture, fixtures and equipment	618	0	16,000
Write-off of fully amortized debt issuance costs	5,119	826	131
Increase (decrease) in accrued capital expenditures	4,461	(6,149)	2,334
Grant of nonvested shares and awards to employees and executives, net	8,313	4,831	5,188
Issuance of common shares for Board of Trustees compensation (1)	1,240	480	1,874
In conjunction with the sale of properties, the Company disposed of the following assets and liabilities:
Sale proceeds, net of closing costs	$398,178	$164,094	$0
Other assets	10,847	4,226	0
Liabilities	(6,625)	(1,655)	0
Proceeds from sale of properties	$402,400	$166,665	$0
In conjunction with the acquisition of properties, the Company assumed the following assets and liabilities:
Investment in properties (after credits at closing)	$0	$0	$(445,734)
Other assets	0	0	(1,897)
Liabilities	0	0	8,474
Acquisition of properties	$0	$0	$(439,157)
(1) Refer to Note 6 for issuances of previously deferred shares.

13.	Subsequent Events
On January 1, 2018, the Company issued 19,125 common shares and authorized an additional 5,832 deferred shares to the independent members of its Board of Trustees for their 2017 compensation. These common shares were issued under the 2014 Plan.
On January 2, 2018, the Company received 23,511 common shares related to executives and employees surrendering shares to pay taxes at the time restricted shares vested.
The Company paid the following common and preferred share dividends subsequent to December 31, 2017:

Security Type	Dividend per Share/Unit (1)	For the Quarter Ended	Record Date	Date Paid
Common Shares/Units	$0.45	December 31, 2017	December 29, 2017	January 16, 2018
6.375% Series I Preferred Shares	$0.40	December 31, 2017	December 29, 2017	January 16, 2018
6.3% Series J Preferred Shares	$0.39	December 31, 2017	December 29, 2017	January 16, 2018
(1) Amounts are rounded to the nearest whole cent for presentation purposes.

14.	Quarterly Operating Results (Unaudited)
The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2017 and 2016 (in thousands, except per share data) follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$328,905	$318,515	$286,838	$258,670
Total expenses	247,306	256,114	251,566	242,626
Net income	81,599	62,401	35,272	16,044
Net income attributable to noncontrolling interests	(110)	(91)	(49)	(32)
Distributions to preferred shareholders	(5,405)	(4,387)	(4,116)	(4,116)
Issuance costs of redeemed preferred shares	0	(2,401)	0	0
Net income attributable to common shareholders	$76,084	$55,522	$31,107	$11,896
Earnings per Common Share—Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.67	$0.49	$0.27	$0.10
Earnings per Common Share—Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.67	$0.49	$0.27	$0.10
Weighted average number of common shares outstanding:
Basic	112,923,719	112,951,714	113,007,475	113,016,763
Diluted	113,306,209	113,342,151	113,383,360	113,372,555

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$261,758	$352,763	$431,652	$289,477
Total expenses	252,684	293,143	273,974	262,714
Net income	9,074	59,620	157,678	26,763
Net income attributable to noncontrolling interests	(15)	(89)	(203)	(47)
Distributions to preferred shareholders	(3,042)	(4,355)	(5,405)	(5,404)
Net income attributable to common shareholders	$6,017	$55,176	$152,070	$21,312
Earnings per Common Share—Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.49	$1.34	$0.19
Earnings per Common Share—Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.49	$1.34	$0.19
Weighted average number of common shares outstanding:
Basic	112,748,492	112,784,976	112,811,403	112,821,939
Diluted	113,108,158	113,113,253	113,159,844	113,185,883

LASALLE HOTEL PROPERTIES
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2017
(in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount at End of Year							Life on Which Depreciation in Statement of Operations is Computed
		Encum- brances	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Accumu- lated Depre- ciation	Net Book Value	Date of Original Construc- tion	Date of Acqui- sition
1.	Le Montrose Suite Hotel	$0	$5,004	$19,752	$2,951	$0	$8,428	$15,546	$5,004	$28,180	$18,497	$31,894	$19,787	1976	4/29/1998	3-40 years
2.	San Diego Paradise Point Resort and Spa	0	0	69,639	3,665	154	48,131	42,331	154	117,770	45,996	103,127	60,793	1962	6/1/1998	3-40 years
3.	Hyatt Regency Boston Harbor	42,500	0	66,159	5,246	16	5,188	16,930	16	71,347	22,176	63,288	30,251	1993	6/24/1998	3-40 years
4.	Topaz Hotel	0	2,137	8,549	0	12	4,326	6,854	2,149	12,875	6,854	13,299	8,579	1963	3/8/2001	3-40 years
5.	Hotel Madera	0	1,682	6,726	0	15	5,600	6,635	1,697	12,326	6,635	12,488	8,170	1963	3/8/2001	3-40 years
6.	Hotel Rouge	0	2,162	8,647	0	17	4,990	8,682	2,179	13,637	8,682	15,327	9,171	1963	3/8/2001	3-40 years
7.	Mason & Rook Hotel	0	2,636	10,546	0	14	26,615	8,972	2,650	37,161	8,972	15,573	33,210	1962	3/8/2001	3-40 years
8.	The Liaison Capitol Hill	0	8,353	33,412	2,742	19	16,159	24,166	8,372	49,571	26,908	51,821	33,030	1968	6/1/2001	3-40 years
9.	Hotel George	0	1,743	22,221	531	0	1,141	8,963	1,743	23,362	9,494	18,821	15,778	1928	9/18/2003	3-40 years
10.	Chaminade Resort and Conference Center	0	5,240	13,111	299	27	9,176	18,760	5,267	22,287	19,059	24,549	22,064	1985	11/18/2004	3-40 years
11.	Hilton San Diego Gaslamp Quarter	0	5,008	77,892	2,250	0	1,642	14,039	5,008	79,534	16,289	37,764	63,067	2000	1/6/2005	3-40 years
12.	The Grafton on Sunset	0	1,882	23,226	431	11	3,729	9,974	1,893	26,955	10,405	16,238	23,015	1954	1/10/2005	3-40 years
13.	Onyx Hotel	0	6,963	21,262	445	3,574	212	4,231	10,537	21,474	4,676	10,672	26,015	2004	5/18/2005	3-40 years
14.	Westin Copley Place	225,000	0	295,809	28,223	0	27,397	60,954	0	323,206	89,177	173,504	238,879	1983	8/31/2005	3-40 years
15.	The Hilton San Diego Resort and Spa	0	0	85,572	4,800	173	15,900	20,820	173	101,472	25,620	59,492	67,773	1962	12/15/2005	3-40 years
16.	The Donovan	0	11,384	34,573	0	0	36,539	16,377	11,384	71,112	16,377	46,925	51,948	1972	12/16/2005	3-40 years
17.	Le Parc Suite Hotel	0	13,971	31,742	2,741	3	2,579	12,722	13,974	34,321	15,463	23,030	40,728	1970	1/27/2006	3-40 years
18.	Westin Michigan Avenue	0	38,158	154,181	24,112	17	20,438	40,457	38,175	174,619	64,569	105,526	171,837	1963/1972	3/1/2006	3-40 years
19.	Hotel Chicago	0	9,403	104,148	889	155	36,819	29,925	9,558	140,967	30,814	72,994	108,345	1998	3/1/2006	3-40 years
20.	Hotel Solamar	0	0	79,111	7,890	0	717	13,274	0	79,828	21,164	37,470	63,522	2005	8/1/2006	3-40 years
21.	Gild Hall	0	6,732	45,016	984	2	3,171	13,678	6,734	48,187	14,662	26,691	42,892	1999	11/17/2006	3-40 years
22.	Hotel Amarano Burbank	0	5,982	29,292	1,253	329	6,394	8,327	6,311	35,686	9,580	16,735	34,842	2002	12/19/2006	3-40 years
23.	Sofitel Washington, DC Lafayette Square	0	11,082	80,342	2,619	0	464	15,028	11,082	80,806	17,647	27,974	81,561	2002	3/1/2010	3-40 years
24.	The Marker San Francisco	0	11,435	53,186	3,736	0	1,974	10,287	11,435	55,160	14,023	21,197	59,421	1910/1995	9/1/2010	3-40 years
25.	Embassy Suites Philadelphia - Center City	0	13,600	62,900	2,504	0	2,638	15,799	13,600	65,538	18,303	21,359	76,082	1963/1993	9/1/2010	3-40 years
26.	The Roger	0	0	95,079	3,509	0	289	12,599	0	95,368	16,108	35,318	76,158	1930/1998	10/6/2010	3-34 years
27.	Chamberlain West Hollywood	0	6,470	29,085	2,895	0	820	5,910	6,470	29,905	8,805	11,107	34,073	1970/2005	12/6/2010	3-40 years
28.	Viceroy Santa Monica	0	0	75,270	4,747	0	1,169	5,451	0	76,439	10,198	21,514	65,123	1967/2002	3/16/2011	3-40 years
29.	Villa Florence	0	12,413	50,997	3,202	0	5,217	10,630	12,413	56,214	13,832	17,392	65,067	1908	10/5/2011	3-40 years
30/31.	Park Central Hotel New York/WestHouse Hotel New York	0	135,306	250,262	9,004	34	43,213	51,356	135,340	293,475	60,360	98,583	390,592	1928	12/29/2011	3-40 years
32.	Hotel Palomar, Washington, DC	0	26,859	111,214	5,648	0	984	12,801	26,859	112,198	18,449	27,620	129,886	1962	3/8/2012	3-40 years
33.	L’Auberge Del Mar	0	13,475	59,481	3,628	146	40	6,938	13,621	59,521	10,566	13,408	70,300	1989	12/6/2012	3-40 years
34.	The Liberty Hotel	0	0	160,731	9,040	0	263	14,989	0	160,994	24,029	34,740	150,283	1851/2007	12/28/2012	3-40 years
35.	Harbor Court Hotel	0	0	54,563	714	0	(205)	3,041	0	54,358	3,755	7,864	50,249	1926/1991	8/1/2013	3-35 years
36.	Serrano Hotel	0	20,475	48,501	2,500	0	3,198	6,433	20,475	51,699	8,933	8,405	72,702	1928/1999	8/21/2013	3-40 years
37.	Southernmost Beach Resort Key West	0	101,517	79,795	3,105	0	1,572	6,753	101,517	81,367	9,858	13,340	179,402	1958-2008	8/27/2013	3-40 years
38.	Hotel Vitale	0	0	125,150	4,766	0	(187)	965	0	124,963	5,731	15,537	115,157	2005	4/2/2014	3-40 years
39.	The Heathman Hotel	0	10,280	50,001	4,002	0	1,443	2,681	10,280	51,444	6,683	6,448	61,959	1927	12/18/2014	3-40 years
40.	Pack Central San Francisco	0	80,640	255,105	14,057	0	56	1,757	80,640	255,161	15,814	27,559	324,056	1984	1/23/2015	3-40 years
41.	The Marker Waterfront Resort	0	48,133	41,143	6,656	0	(157)	331	48,133	40,986	6,987	6,258	89,848	2014	3/16/2015	3-40 years
	Total	$267,500	$620,125	$2,923,391	$175,784	$4,718	$348,082	$586,366	$624,843	$3,271,473	$762,150	$1,392,851	$3,265,615

(1)    Costs of disposals, impairments and reclassifications to property under development are reflected as reductions to cost capitalized subsequent to acquisition. Reclassifications from property under development are reflected as increases to cost capitalized subsequent to acquisition.

LASALLE HOTEL PROPERTIES
Schedule III—Real Estate and Accumulated Depreciation—Continued
As of December 31, 2017

Reconciliation of Real Estate and Accumulated Depreciation:

Reconciliation of Real Estate:
Balance at December 31, 2014	$4,494,074
Acquisition of hotel properties	445,734
Improvements and additions to hotel properties	93,599
Reclassification from property under development	30,343
Disposal of assets	(16,488)
Balance at December 31, 2015	$5,047,262
Improvements and additions to hotel properties	82,148
Reclassification from property under development	46,292
Disposal of hotel	(112,718)
Disposal of assets	(422)
Balance at December 31, 2016	$5,062,562
Improvements and additions to hotel properties	76,843
Reclassification from property under development	16,107
Disposal of hotels	(488,678)
Disposal of assets	(8,368)
Balance at December 31, 2017	$4,658,466

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2014	$1,065,518
Depreciation	180,346
Disposal of assets	(16,278)
Balance at December 31, 2015	$1,229,586
Depreciation	191,791
Disposal of hotel	(53,697)
Disposal of assets	(207)
Balance at December 31, 2016	$1,367,473
Depreciation	177,800
Disposal of hotels	(150,861)
Disposal of assets	(1,561)
Balance at December 31, 2017	$1,392,851