Form 10-Q
period 2018-03-31
LaSalle Hotel Properties
filed 2018-05-10
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at May 10, 2018
Common Shares of Beneficial Interest ($0.01 par value)	110,382,519
6.375% Series I Cumulative Redeemable Preferred Shares ($0.01 par value)	4,400,000
6.3% Series J Cumulative Redeemable Preferred Shares ($0.01 par value)	6,000,000

LASALLE HOTEL PROPERTIES

PART I.	Financial Information

Item 1.	Financial Statements
LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets:
Investment in hotel properties, net (Note 3)	$3,297,028	$3,265,615
Property under development	18,191	49,459
Cash and cash equivalents	228,985	400,667
Restricted cash reserves (Note 5)	13,871	14,262
Hotel receivables (net of allowance for doubtful accounts of $361 and $404, respectively)	30,875	35,916
Debt issuance costs for borrowings under credit facilities, net	3,001	3,274
Deferred tax assets	5,882	2,136
Prepaid expenses and other assets	58,756	43,612
Total assets	$3,656,589	$3,814,941
Liabilities:
Borrowings under credit facilities (Note 4)	$0	$0
Term loans, net of unamortized debt issuance costs (Note 4)	853,341	853,195
Bonds payable, net of unamortized debt issuance costs (Note 4)	0	42,494
Mortgage loan, net of unamortized debt issuance costs (Note 4)	224,671	224,432
Accounts payable and accrued expenses	144,043	134,216
Advance deposits	27,610	26,625
Accrued interest	2,497	2,383
Distributions payable	53,852	55,135
Total liabilities	1,306,014	1,338,480
Commitments and contingencies (Note 5)
Equity:
Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par value (liquidation preference of $260,000), 40,000,000 shares authorized; 10,400,000 shares issued and outstanding (Note 6)	104	104
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 113,251,427 shares issued and 110,379,395 shares outstanding, and 113,251,427 shares issued and 113,209,392 shares outstanding, respectively (Note 6)	1,132	1,132
Treasury shares, at cost (Note 6)	(71,731)	(1,181)
Additional paid-in capital, net of offering costs of $82,865 and $82,842, respectively	2,765,336	2,767,924
Accumulated other comprehensive income (Note 4)	19,072	10,880
Distributions in excess of retained earnings	(366,590)	(305,708)
Total shareholders’ equity	2,347,323	2,473,151
Noncontrolling Interests:
Noncontrolling interests in consolidated entities	16	18
Noncontrolling interests of common units in Operating Partnership (Note 6)	3,236	3,292
Total noncontrolling interests	3,252	3,310
Total equity	2,350,575	2,476,461
Total liabilities and equity	$3,656,589	$3,814,941
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2018	2017
Revenues:
Hotel operating revenues (Note 8):
Room	$155,422	$178,365
Food and beverage	43,632	52,304
Other operating department	20,107	20,367
Total hotel operating revenues	219,161	251,036
Other income	3,862	3,369
Total revenues	223,023	254,405
Expenses:
Hotel operating expenses:
Room	49,186	52,323
Food and beverage	34,816	39,148
Other direct	2,933	4,184
Other indirect (Note 9)	62,194	69,656
Total hotel operating expenses	149,129	165,311
Depreciation and amortization	45,315	47,263
Real estate taxes, personal property taxes and insurance	16,028	16,115
Ground rent (Note 5)	3,829	3,385
General and administrative	6,516	6,554
Costs related to unsolicited takeover offer	2,651	0
Other expenses	1,220	1,918
Total operating expenses	224,688	240,546
Operating (loss) income	(1,665)	13,859
Interest income	834	142
Interest expense	(10,160)	(9,827)
Loss from extinguishment of debt (Note 4)	0	(1,706)
(Loss) income before income tax benefit	(10,991)	2,468
Income tax benefit (Note 10)	4,027	4,773
(Loss) income before gain on sale of properties	(6,964)	7,241
Gain on sale of properties (Note 3)	0	74,358
Net (loss) income	(6,964)	81,599
Noncontrolling interests of common units in Operating Partnership (Note 6)	2	(110)
Net (loss) income attributable to the Company	(6,962)	81,489
Distributions to preferred shareholders	(4,116)	(5,405)
Net (loss) income attributable to common shareholders	$(11,078)	$76,084

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income - Continued
(in thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2018	2017
Earnings per Common Share - Basic (Note 12):
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.10)	$0.67
Earnings per Common Share - Diluted (Note 12):
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.10)	$0.67
Weighted average number of common shares outstanding:
Basic	112,163,674	112,923,719
Diluted	112,163,674	113,306,209

Comprehensive Income:
Net (loss) income	$(6,964)	$81,599
Other comprehensive income:
Unrealized gain on interest rate derivative instruments (Note 4)	8,209	1,124
Reclassification adjustment for amounts recognized in net (loss) income (Note 4)	(6)	985
	1,239	83,708
Noncontrolling interests of common units in Operating Partnership (Note 6)	(9)	(112)
Comprehensive income attributable to the Company	$1,230	$83,596
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)
(unaudited)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$132	$1,131	$(739)	$2,830,740	$2,365	$(275,564)	$2,558,065	$17	$3,277	$3,294	$2,561,359
Issuance of shares, net of offering costs	0	0	2,397	(1,157)	0	0	1,240	0	0	0	1,240
Repurchase of common shares into treasury	0	0	(2,223)	0	0	0	(2,223)	0	0	0	(2,223)
Deferred compensation, net	0	1	565	1,141	0	0	1,707	0	0	0	1,707
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(190)	(190)	0	0	0	(190)
Distributions on common shares/units ($0.45 per share/unit)	0	0	0	0	0	(50,990)	(50,990)	0	(65)	(65)	(51,055)
Distributions on preferred shares	0	0	0	0	0	(5,405)	(5,405)	0	0	0	(5,405)
Net income	0	0	0	0	0	81,489	81,489	0	110	110	81,599
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	0	0	0	0	1,123	0	1,123	0	1	1	1,124
Reclassification adjustment for amounts recognized in net income	0	0	0	0	984	0	984	0	1	1	985
Balance, March 31, 2017	$132	$1,132	$0	$2,830,724	$4,472	$(250,660)	$2,585,800	$17	$3,324	$3,341	$2,589,141

Balance, December 31, 2017	$104	$1,132	$(1,181)	$2,767,924	$10,880	$(305,708)	$2,473,151	$18	$3,292	$3,310	$2,476,461
Issuance of shares, net of offering costs	0	0	999	(465)	0	0	534	0	0	0	534
Repurchase of common shares into treasury	0	0	(75,370)	0	0	0	(75,370)	0	0	0	(75,370)
Deferred compensation, net	0	0	3,821	(2,123)	0	0	1,698	0	0	0	1,698
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(87)	(87)	0	0	0	(87)
Distributions on common shares/units ($0.45 per share/unit)	0	0	0	0	0	(49,717)	(49,717)	0	(65)	(65)	(49,782)
Distributions on preferred shares	0	0	0	0	0	(4,116)	(4,116)	(2)	0	(2)	(4,118)
Net loss	0	0	0	0	0	(6,962)	(6,962)	0	(2)	(2)	(6,964)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	0	0	0	0	8,198	0	8,198	0	11	11	8,209
Reclassification adjustment for amounts recognized in net loss	0	0	0	0	(6)	0	(6)	0	0	0	(6)
Balance, March 31, 2018	$104	$1,132	$(71,731)	$2,765,336	$19,072	$(366,590)	$2,347,323	$16	$3,236	$3,252	$2,350,575
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
	March 31,
	2018	2017
		As Adjusted (Note 2)

Cash flows from operating activities:
Net (loss) income	$(6,964)	$81,599
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	45,315	47,263
Amortization of debt issuance costs	672	765
Loss from extinguishment of debt	0	1,706
Gain on sale of properties	0	(74,358)
Amortization of deferred compensation	1,698	1,707
Deferred income tax benefit	(3,746)	(5,090)
Allowance for doubtful accounts	(43)	17
Other	156	361
Business interruption insurance proceeds	135	45
Changes in assets and liabilities:
Assets held for sale	0	(2,765)
Hotel receivables	5,084	(880)
Prepaid expenses and other assets	(7,526)	(7,127)
Accounts payable and accrued expenses	3,680	2,288
Advance deposits	985	2,649
Accrued interest	114	(80)
Net cash provided by operating activities	39,560	48,100
Cash flows from investing activities:
Additions to properties	(38,448)	(12,674)
Improvements to properties	(403)	0
Purchase of office furniture and equipment	(44)	0
Proceeds from sale of properties	0	251,960
Insurance proceeds received for damage of property	365	238
Net cash (used in) provided by investing activities	(38,530)	239,524
Cash flows from financing activities:
Repayment of bonds payable	(42,500)	0
Payment of debt issuance costs	(8)	(4,510)
Purchase of treasury shares	(75,370)	(2,223)
Distributions on earned shares from share awards with market conditions	(87)	(190)
Distributions on preferred shares	(4,118)	(5,405)
Distributions on common shares/units	(51,020)	(50,955)
Net cash used in financing activities	(173,103)	(63,283)
Net change in cash and cash equivalents and restricted cash reserves	(172,073)	224,341
Cash and cash equivalents and restricted cash reserves, beginning of period	414,929	149,687
Cash and cash equivalents and restricted cash reserves, end of period	$242,856	$374,028
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
As of March 31, 2018, the Company owned interests in 41 hotels with approximately 10,450 guest rooms located in seven states and the District of Columbia. Each hotel is leased to LHL (see Note 9) under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2018 and December 2020. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at March 31, 2018. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at March 31, 2018. See Note 6 for additional disclosures related to common units of the Operating Partnership.

2.	Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Investment in Hotel Properties
Upon acquisition, the Company determines the fair value of the acquired long-lived assets, assumed debt and intangible assets and liabilities. The Company’s investments in hotel properties are carried at cost and depreciated using the straight-line method over an estimated useful life of 30 to 40 years for buildings, 15 years for building improvements, the shorter of the useful life of the improvement or the term of the related tenant lease for tenant improvements, seven years for land improvements, 20 years for swimming pool assets and three to five years for furniture, fixtures and equipment. For investments subject to land and building leases that qualify as capital leases, assets are recorded at the estimated fair value of the right to use the leased property at acquisition and depreciated over the shorter of the useful lives of the assets or the term of the respective lease. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.
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
Revenue Recognition
The Company recognizes hotel operating revenues when obligations under the terms of the contracts with hotel guests have been satisfied. Room revenue is recognized when the Company’s hotels satisfy their performance obligations of providing a hotel room. The hotel reservation defines the terms of the agreement including an agreed-upon rate and length of stay. Food and beverage services, including restaurant, outlet, and banquet and catering, are also provided by the Company’s hotels and revenue is recognized at a point in time once food and beverage has been provided. Other operating department revenue, including parking fees, spa services, daily fees and other incidental fees, is recognized at a point in time when the goods and services are provided to the customer. Payment is due at the time that goods or services are rendered or billed. For room revenue, payment is typically due and paid in full at the end of the stay with some guests prepaying for their rooms prior to the stay. For package revenue, where ancillary guest services are included with the guests’ hotel reservations in a package arrangement, the Company allocates revenue based on the stand-alone selling price for each of the components of the package. The Company presents revenue net of taxes and excludes any amounts collected on behalf of third parties. For rental income from retail leases, revenue is recognized on a straight-line basis over the lives of the retail leases and is included in other income in the consolidated statements of operations and comprehensive income (loss). The recognition of revenue from retail leases will be subject to the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which will take effect January 1, 2019 for the Company. See “Recently Issued Accounting Pronouncements” below for further discussion of revenue recognition.
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
As of March 31, 2018, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by third parties, (ii) the outside preferred ownership interests in a subsidiary and (iii) the outside ownership interest in a joint venture.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 replaced most existing revenue recognition guidance in GAAP. Given the short-term, day-to-day nature of the Company’s hotel operating revenues, the pattern of revenue recognition did not change significantly, and therefore, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements. Under ASU No. 2014-09, there was a recharacterization of certain revenue streams affecting both gross and net revenue reporting due to changes in principal versus agency guidance, which presentation is deemed immaterial for the Company and did not affect net income. The Company adopted ASU No. 2014-09 on its effective date of January 1, 2018 under the cumulative effect transition method. No adjustment was recorded to the Company’s opening balance of retained earnings on January 1, 2018 as there was no impact to net income for the Company.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not initial direct leasing costs. The standard requires either a modified retrospective or proposed cumulative effect approach. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company anticipates adopting the standard on January 1, 2019 under the proposed cumulative effect approach. In evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures, the Company believes the impact will be minimal to its consolidated statements of operations and comprehensive income. The Company will recognize a lease liability and right of use asset on its consolidated balance sheets due to the change in accounting treatment of the Company’s operating ground leases and corporate office lease. The Company is analyzing its current lease obligations and, based on current assumptions of discount rates and lease terms, expects to record a right of use asset and a related liability between $200,000 and $240,000 on its consolidated balance sheets, which may change significantly by the date of adoption based on changes to the discount rate, lease terms and other variables.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard is effective for the first annual reporting period beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. As a result, the classification of certain insurance proceeds changed from investing activities to operating activities on the Company’s consolidated statements of cash flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. The Company adopted this standard on January 1, 2018. As a result, restricted cash reserves are included with cash and cash equivalents on the Company’s consolidated statements of cash flows. The adoption did not change the presentation of the Company’s consolidated balance sheets.

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. ASU No. 2017-05 will impact the recognition of gains and losses from hotel sales. The Company does not sell hotel properties to customers as defined by the FASB, but has historically disposed of hotel properties for cash and with no contingencies and no future involvement in the hotel operations. This standard is effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. The Company adopted this standard on January 1, 2018.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of hedge accounting. This standard will be effective for the first annual period beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. The Company adopted this standard on January 1, 2018 and aside from minor presentation changes in its disclosure on derivative and hedging activities, it does not have a material effect on the Company’s consolidated financial statements.
Reclassification
Certain amounts in the 2017 financial statements have been reclassified to conform with the 2018 presentation.

3.	Investment in Hotel Properties
Investment in hotel properties as of March 31, 2018 and December 31, 2017 consists of the following:

	March 31, 2018	December 31, 2017
Land	$624,847	$624,843
Buildings and improvements	3,295,076	3,271,473
Furniture, fixtures and equipment	815,097	762,150
Investment in hotel properties, gross	4,735,020	4,658,466
Accumulated depreciation	(1,437,992)	(1,392,851)
Investment in hotel properties, net	$3,297,028	$3,265,615
As of March 31, 2018 and December 31, 2017, buildings and improvements included capital lease assets of $147,322 and accumulated depreciation included amounts related to capital lease assets of $28,040 and $26,973, respectively. Depreciation of the capital lease assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income for all periods presented.
Depreciation expense was $45,154 and $47,131 for the three months ended March 31, 2018 and 2017, respectively.
Dispositions
During the three months ended March 31, 2017, the Company sold Hotel Deca, Lansdowne Resort and Alexis Hotel. These dispositions do not represent a strategic shift in the Company’s business plan or primary markets, and therefore, do not qualify as discontinued operations. The sale of each property was recorded on the full accrual method.
On January 19, 2017, the Company sold Hotel Deca for $55,000. The Company recognized a gain of $30,607 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the three months ended March 31, 2017.
On March 22, 2017, the Company sold Lansdowne Resort for $133,000. The Company recognized a gain of $10,401 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the three months ended March 31, 2017.
On March 31, 2017, the Company sold Alexis Hotel for $71,625. The Company recognized a gain of $33,350 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the three months ended March 31, 2017.

4.	Long-Term Debt
Debt Summary
Debt as of March 31, 2018 and December 31, 2017 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	March 31, 2018	December 31, 2017
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2021 (a)	$0	$0
LHL unsecured credit facility	Floating (b)	January 2021 (b)	0	0
Total borrowings under credit facilities			0	0
Term loans
First Term Loan	Floating/Fixed (c)	January 2022	300,000	300,000
Second Term Loan	Floating/Fixed (c)	January 2021	555,000	555,000
Debt issuance costs, net			(1,659)	(1,805)
Total term loans, net of unamortized debt issuance costs			853,341	853,195
Massport Bonds
Hyatt Regency Boston Harbor (taxable)	Floating (d)	- (d)	0	5,400
Hyatt Regency Boston Harbor (tax exempt)	Floating (d)	- (d)	0	37,100
Debt issuance costs, net			0	(6)
Total bonds payable, net of unamortized debt issuance costs			0	42,494
Mortgage loan
Westin Copley Place	Floating (e)	August 2018 (e)	225,000	225,000
Debt issuance costs, net			(329)	(568)
Total mortgage loan, net of unamortized debt issuance costs			224,671	224,432
Total debt			$1,078,012	$1,120,121

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at March 31, 2018 and December 31, 2017. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at March 31, 2018 and December 31, 2017. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for the First Term Loan (as defined below) and the Second Term Loan (as defined below). At March 31, 2018 and December 31, 2017, the Company had interest rate swaps on the full amounts outstanding. See “Derivative and Hedging Activities” below. At March 31, 2018 and December 31, 2017, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 3.23% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Company repaid the Massport Bonds on their maturity date, March 1, 2018, with available cash. The bonds bore interest based on weekly floating rates. The interest rates as of December 31, 2017 were 1.70% and 1.78% for the $5,400 and $37,100 bonds, respectively.

(e)
The mortgage loan matures on August 14, 2018 with three options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The Company anticipates exercising all available options. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). The interest rate as of March 31, 2018 was LIBOR plus 1.75%, which equaled 3.53%. The interest rate as of December 31, 2017 was LIBOR plus 1.75%, which equaled 3.23%. The mortgage loan allows for prepayments without penalty, subject to certain terms and conditions.

Future scheduled debt principal payments as of March 31, 2018 (refer to previous table for extension options) are as follows:

2018	$225,000
2019	0
2020	0
2021	555,000
2022	300,000
Total debt	$1,080,000
A summary of the Company’s interest expense and weighted average interest rates for unswapped variable rate debt for the three months ended March 31, 2018 and 2017 is as follows:

	For the three months ended
	March 31,
	2018	2017
Interest Expense:
Interest incurred	$9,668	$9,140
Amortization of debt issuance costs	672	765
Capitalized interest	(180)	(78)
Interest expense	$10,160	$9,827

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	N/A	N/A
LHL unsecured credit facility	N/A	N/A
Massport Bonds (1)	1.25%	0.70%
Mortgage loan (Westin Copley Place)	3.35%	2.54%
(1) The Massport Bonds were repaid on March 1, 2018.
Credit Facilities
The Company has a $750,000 senior unsecured credit facility with a syndicate of banks. The credit facility matures on January 8, 2021, subject to two six-month extensions that the Company may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. The credit facility, with a current commitment of $750,000, includes an accordion feature which, subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments of up to $1,250,000. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. Additionally, the Company is required to pay a variable unused commitment fee of 0.20% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the credit facility.
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
The Company and certain of its subsidiaries guarantee the obligations under the Company’s senior unsecured credit facility. While the senior unsecured credit facility did not initially include any pledges of equity interests in the Company’s subsidiaries, such pledges and additional subsidiary guarantees would be required in the event that the Company’s leverage ratio later exceeds

6.50:1.00 for two consecutive fiscal quarters. In the event that such pledge and guarantee requirement is triggered, the pledges and additional guarantees would ratably benefit the Company’s senior unsecured credit facility, the First Term Loan and the Second Term Loan. If at any time the Company’s leverage ratio falls below 6.50:1.00 for two consecutive fiscal quarters, such pledges and additional guarantees may be released.
Term Loans
The Company has a $300,000 unsecured term loan (the “First Term Loan”) that matures on January 10, 2022. The First Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments of up to $500,000. The First Term Loan bears interest at variable rates.
The Company has a $555,000 unsecured term loan (the “Second Term Loan”) that matures on January 29, 2021. The Second Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments of up to $700,000. The Second Term Loan bears interest at variable rates.
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
The Company and certain of its subsidiaries guarantee the obligations under the Company’s term loans. While the term loans did not initially include any pledges of equity interests in the Company’s subsidiaries, such pledges and additional subsidiary guarantees would be required in the event that the Company’s leverage ratio later exceeds 6.50:1.00 for two consecutive fiscal quarters. In the event that such pledge and guarantee requirement is triggered, the pledges and additional guarantees would ratably benefit the Company’s senior unsecured credit facility, the First Term Loan and the Second Term Loan. If at any time the Company’s leverage ratio falls below 6.50:1.00 for two consecutive fiscal quarters, such pledges and additional guarantees may be released.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Amounts reported in accumulated other comprehensive income (loss) (“AOCI”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. As of March 31, 2018, the Company has interest rate swap agreements with an aggregate notional amount of $300,000 to hedge the variable interest rate on the First Term Loan through January 10, 2022, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.23%. As of March 31, 2018, the Company has interest rate swaps with an aggregate notional amount of $555,000 to hedge the variable interest rate on the Second Term Loan and, as a result, the fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) is 2.95% through May 16, 2019. From May 16, 2019 through the term of the Second Term Loan, the Company has interest rate swaps with an aggregate notional amount of $377,500 to hedge a portion of the variable interest rate debt on the Second Term Loan. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.

The following table presents the effect of derivative instruments on the Company’s accompanying consolidated statements of operations and comprehensive income, including the location and amount of unrealized gain on outstanding derivative instruments in cash flow hedging relationships, for the three months ended March 31, 2018 and 2017:

	Amount of Gain Recognized in OCI on Derivative Instruments		Location of (Gain) Loss Reclassified from AOCI into Net (Loss) Income	Amount of (Gain) Loss Reclassified from AOCI into Net (Loss) Income		Total Amount of Interest Expense Line Item Presented in the Statement of Operations
	For the three months ended			For the three months ended		For the three months ended
	March 31,			March 31,		March 31,
	2018	2017		2018	2017	2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swaps	$8,209	$1,124	Interest expense	$(6)	$985	$10,160	$9,827
As of March 31, 2018, there was $19,096 in cumulative unrealized gain of which $19,072 was included in AOCI and $24 was attributable to noncontrolling interests. As of December 31, 2017, there was $10,893 in cumulative unrealized gain of which $10,880 was included in AOCI and $13 was attributable to noncontrolling interests. The Company expects that approximately $1,314 will be reclassified from AOCI and noncontrolling interests and recognized as an increase to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of March 31, 2018.
Extinguishment of Debt
On January 10, 2017, the Company refinanced its senior unsecured credit facility and First Term Loan and LHL refinanced its unsecured revolving credit facility. The refinancing arrangements for the senior unsecured credit facility and First Term Loan were considered substantial modifications. The Company recognized a loss from extinguishment of debt of $1,706, which is included in the accompanying consolidated statements of operations and comprehensive income for the three months ended March 31, 2017. The loss from extinguishment of debt represents a portion of the unamortized debt issuance costs incurred for the senior unsecured credit facility when the original agreement was executed and the debt issuance costs incurred in connection with the refinancing of the First Term Loan.
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
As of March 31, 2018, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans and mortgage loan.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
A summary of the Company’s hotels subject to non-cancelable operating leases as of March 31, 2018 is as follows:

Lease Properties	Lease Type	Lease Expiration Date
Southernmost Beach Resort Key West (Restaurant facility)	Ground lease	April 2019 (1)
Hyatt Regency Boston Harbor	Ground lease	April 2077
The Hilton San Diego Resort and Spa	Ground lease	December 2045
San Diego Paradise Point Resort and Spa	Ground lease	May 2050
Hotel Vitale	Ground lease	March 2056 (2)
Viceroy Santa Monica	Ground lease	September 2065
Westin Copley Place (3)	Air rights lease	December 2077
The Liberty Hotel	Ground lease	May 2080
Hotel Solamar	Ground lease	December 2102
(1) The Company can begin negotiating a renewal one year in advance of the lease expiration date.
(2) The Company has the option, subject to certain terms and conditions, to extend the ground lease for 14 years to 2070.
(3) No payments are required through maturity.
The ground leases at Viceroy Santa Monica, The Liberty Hotel and Hotel Vitale are subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $454 and $465 for the three months ended March 31, 2018 and 2017, respectively, which is included in total ground rent expense. Total ground rent expense, which is included in the accompanying consolidated statements of operations and comprehensive income, for the three months ended March 31, 2018 and 2017 was $3,829 and $3,385, respectively. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds.
A summary of the Company’s hotels subject to capital leases of land and building as of March 31, 2018 is as follows:

Lease Properties	Estimated Present Value of Remaining Rent Payments (1)	Lease Expiration Date
The Roger	$4,892	December 2044
Harbor Court Hotel	$18,603	August 2052
(1) At acquisition or as amended, the estimated present value of the remaining rent payments was recorded as capital lease obligations. These obligations, net of amortization, are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Actual base and participating ground rent payments related to The Roger and Harbor Court Hotel were $99 and $235 for the three months ended March 31, 2018, respectively, and $99 and $288 for the three months ended March 31, 2017, respectively.
As of March 31, 2018, future minimum rent payments, including capital lease payments, (without reflecting future applicable Consumer Price Index increases) are as follows:

2018	$8,518
2019	11,282
2020	11,586
2021	11,682
2022	11,747
Thereafter	513,389
$568,204
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (i) certain non-routine repairs and maintenance to the hotels and (ii) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of March 31, 2018, $12,141 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
Restricted Cash Reserves
At March 31, 2018, the Company held $13,871 in restricted cash reserves. Included in such amounts are $12,141 of reserve funds for future capital expenditures and $1,730 held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
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
On March 2, 2018, the Company issued 16,410 common shares to executives related to the nonvested share awards with either market or performance conditions granted on March 19, 2015 (see Note 7 for additional details, including vesting information). These common shares were issued under the 2014 Plan.
On March 21, 2018, the Company issued 148,591 nonvested shares with service conditions to the Company’s executives and employees. The nonvested shares will vest in three annual installments starting January 1, 2019, subject to continued employment. These common shares were issued under the 2014 Plan.

Common Dividends
The Company paid the following dividends on common shares/units during the three months ended March 31, 2018:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Date Paid
$0.45	December 31, 2017	December 29, 2017	January 16, 2018
Treasury Shares
Treasury shares are accounted for under the cost method. During the three months ended March 31, 2018, the Company received 31,323 common shares related to employees surrendering shares to pay minimum withholding taxes on the vesting date.
The Company’s Board of Trustees has authorized an expanded share repurchase program (the “Repurchase Program”) to acquire up to $600,000 of the Company’s common shares, with repurchased shares recorded at cost in treasury. During the three months ended March 31, 2018, the Company repurchased 2,982,800 common shares under the Repurchase Program for a total of $74,515, including commissions of $60. As of March 31, 2018, the Company has availability under the Repurchase Program to acquire up to $495,351 of common shares. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.
During the three months ended March 31, 2018, the Company re-issued 19,125 treasury shares related to earned 2017 compensation for the Board of Trustees, 16,410 treasury shares related to the earned share awards with either market or performance conditions and 148,591 treasury shares related to the grants of nonvested shares with service conditions.
At March 31, 2018, there were 2,872,032 common shares in treasury.
Preferred Shares
The following preferred shares of beneficial interest were outstanding as of March 31, 2018:

Security Type	Number of Shares
6.375% Series I Preferred Shares	4,400,000
6.3% Series J Preferred Shares	6,000,000
The 6.375% Series I Cumulative Redeemable Preferred Shares (the “Series I Preferred Shares”) and the 6.3% Series J Cumulative Redeemable Preferred Shares (the “Series J Preferred Shares”) (collectively, the “Preferred Shares”) rank senior to the common shares and on parity with each other with respect to payment of distributions. The Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares is the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares.
As of March 4, 2018, the Company may optionally redeem the Series I Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the redemption date. The Company may not optionally redeem the Series J Preferred Shares prior to May 25, 2021, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After May 25, 2021, the Company may, at its option, redeem the Series J Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to, but not including, the redemption date. In addition, upon the occurrence of a change of control (as defined in the Company’s declaration of trust), the result of which the Company’s common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE American LLC or the NASDAQ Stock Market, or any successor exchanges, the Company may, at its option, redeem the Series J Preferred Shares in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share, plus any accrued and unpaid distributions to, but not including, the redemption date. If the Company does not exercise its right to redeem the Preferred Shares upon such a change of control, the holders of Series I Preferred Shares and Series J Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula, subject to a cap of 8,835,200 common shares and 12,842,400 common shares, respectively.

Preferred Dividends
The Company paid the following dividends on preferred shares during the three months ended March 31, 2018:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Date Paid
6.375% Series I	$0.40	December 31, 2017	December 29, 2017	January 16, 2018
6.3% Series J	$0.39	December 31, 2017	December 29, 2017	January 16, 2018
(1) Amounts are rounded to the nearest whole cent for presentation purposes.
Noncontrolling Interests of Common Units in Operating Partnership
As of March 31, 2018, the Operating Partnership had 145,223 common units of limited partnership interest outstanding, representing a 0.1% partnership interest, held by the limited partners. As of March 31, 2018, approximately $4,213 of cash or the equivalent value in common shares, at the Company’s option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $4,213 is based on the Company’s closing common share price of $29.01 on March 31, 2018, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. Subject to certain limitations, the outstanding common units of limited partnership interest are redeemable for cash, or at the Company’s option, for a like number of common shares of the Company.

7.	Equity Incentive Plan
The 2014 Plan permits the Company to issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2014 Plan provides for a maximum of 2,900,000 common shares to be issued in the form of share options, share appreciation rights, restricted or unrestricted share awards, phantom shares, performance awards, incentive awards, other share-based awards, or any combination of the foregoing. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2014 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2014 Plan terminates on February 17, 2024. The 2014 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair value of the common shares on the date of grant. Restricted share awards and options under the 2014 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three year period. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. At March 31, 2018, there were 2,325,873 common shares available for future grant under the 2014 Plan. The 2014 Plan replaced the 2009 Plan. The Company will no longer make any grants under the 2009 Plan (although awards previously made under the 2009 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements).
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

A summary of the Company’s nonvested share awards with service conditions as of March 31, 2018 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2018	170,414	$28.95
Granted	148,591	25.46
Vested	(55,380)	31.08
Forfeited	0	0.00
Nonvested at March 31, 2018	263,625	$26.53
As of March 31, 2018 and December 31, 2017, there were $6,182 and $3,214, respectively, of total unrecognized compensation costs related to nonvested share awards with service conditions. As of March 31, 2018 and December 31, 2017, these costs were expected to be recognized over a weighted-average period of 1.6 years and 1.4 years, respectively. The total intrinsic value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three months ended March 31, 2018 and 2017 was $1,555 and $2,681, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with service conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income were $800 and $848 for the three months ended March 31, 2018 and 2017, respectively.
Nonvested Share Awards with Market or Performance Conditions
On March 19, 2015, the Company’s Board of Trustees granted a target of 49,225 nonvested share awards, exclusive of the 12,435 shares granted to the former Chief Financial Officer, with either market or performance conditions to executives (the “March 19, 2015 Awards”). On March 2, 2018, the executives earned 66.7% of the 24,612 target number of shares with a performance period through December 31, 2017, or 16,410 shares, and all of the earned shares vested immediately. The portion of the share awards representing the difference between 66.7% and 100% of the target number of shares, or 8,202 shares, was forfeited on March 2, 2018. The executives also received a cash payment of $87 on the earned shares equal to the value of all dividends paid on common shares from January 1, 2015 until the determination date, March 2, 2018. As of March 3, 2018, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares. The actual number of shares earned with respect to the remaining 24,613 of the 49,225 target number of shares with a performance period from July 1, 2015 through June 30, 2018 will be determined during the latter half of the third quarter 2018, in accordance with the terms of the award agreements. The actual number of shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the award agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual number of shares are determined (or earned) at the end of the performance measurement period, all of the earned shares will be issued and outstanding on the date. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the determination date. Such amounts will be paid to the awardees during the latter half of the third quarter 2018. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 24,612 shares, amortization commenced on March 19, 2015, the beginning of the requisite service period, and, with respect to 24,613 shares, amortization commenced on July 1, 2015, the beginning of the requisite service period.
On March 21, 2018, the Company’s Board of Trustees granted a target of 152,024 nonvested share awards with either market or performance conditions to executives (the “March 21, 2018 Awards”). The actual number of shares awarded with respect to 76,013 of the 152,024 target number of shares will be determined during the latter half of the first quarter 2021, based on the performance measurement period of January 1, 2018 through December 31, 2020, in accordance with the terms of the agreements. The actual number of shares awarded with respect to the remaining 76,011 of the 152,024 shares will be determined during the latter half of the third quarter 2021, based on the performance measurement period of July 1, 2018 through June 30, 2021, in accordance with the terms of the agreements. The actual number of shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual number of shares are determined (or earned) at the end of the respective performance measurement period, all of the earned shares will be issued and outstanding on those dates. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the respective determination date. Such amounts will be paid to the awardees during the latter half of the first quarter 2021 and during the latter half of the third quarter 2021, respectively. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 76,013 shares, amortization commenced on March 21, 2018, the beginning of the requisite service period, and, with respect to 76,011 shares, amortization will commence on July 1, 2018, the beginning of the requisite service period.

The terms stipulated in the March 21, 2018 Awards used to determine the total number of shares consist of the following three tranches: (1) a comparison of the Company’s total return to the total returns’ of up to 10 companies in a designated peer group of the Company, (2) the Company’s actual total return as compared to a Board-established total return goal and (3) a comparison of the Company’s return on invested capital to the return on invested capital of up to 10 companies in a designated peer group of the Company.
The tranches described in (1) and (2) are nonvested share awards with market conditions. For the March 21, 2018 Awards, the grant date fair value of the awards with market conditions were estimated by the Company using historical data under the Monte Carlo valuation method provided by a third party consultant. The final values will be determined during the second quarter of 2018 with an insignificant cumulative adjustment to compensation cost anticipated. The third tranche is based on “return on invested capital” discussed below, which is a performance condition. The grant date fair values of the tranches with performance conditions were calculated based on the targeted awards, and the valuation is adjusted on a periodic basis.
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

A summary of the Company’s nonvested share awards with either market or performance conditions as of March 31, 2018 is as follows:

	Share Awards (Target Number of Shares)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2018	263,948	$27.04
Granted	152,024	25.46
Vested	(16,410)	36.26
Forfeited	(8,202)	36.26
Nonvested at March 31, 2018	391,360	$26.05
As of March 31, 2018 and December 31, 2017, there were $7,913 and $4,941, respectively, of total unrecognized compensation costs related to nonvested share awards with market or performance conditions. As of March 31, 2018 and December 31, 2017, these costs were expected to be recognized over a weighted-average period of 2.4 years and 2.0 years, respectively. As of March 31, 2018 and December 31, 2017, there were 626,177 and 609,767 share awards with market or performance conditions vested, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with market or performance conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income were $898 and $860 for the three months ended March 31, 2018 and 2017, respectively.

8.	Revenues
The following tables set forth the Company’s disaggregated hotel operating revenues by the geographic location of its hotels for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31, 2018
	Room	Food and beverage	Other operating department	Total hotel operating revenues
Boston	$20,256	$9,624	$2,459	$32,339
Chicago	8,010	2,234	827	$11,071
Key West	11,421	2,685	1,336	$15,442
Los Angeles	14,983	2,383	1,539	$18,905
New York	16,254	1,215	3,663	$21,132
San Diego Downtown	8,595	1,867	660	$11,122
San Francisco	32,927	5,398	3,406	$41,731
Washington, DC	23,038	5,796	1,987	$30,821
Other (1)	19,938	12,430	4,230	$36,598
	$155,422	$43,632	$20,107	$219,161

(1)
For the three months ended March 31, 2018, other includes Chaminade Resort and Conference Center in Santa Cruz, CA, Embassy Suites Philadelphia - Center City in Philadelphia, PA, L’Auberge Del Mar in Del Mar, CA, San Diego Paradise Point Resort and Spa and The Hilton San Diego Resort and Spa in San Diego, CA and The Heathman Hotel in Portland, OR.

	For the three months ended March 31, 2017
	Room	Food and beverage	Other operating department	Total hotel operating revenues
Boston	$21,753	$10,448	$2,194	$34,395
Chicago	7,790	2,277	1,039	$11,106
Key West	12,635	2,643	1,283	$16,561
Los Angeles	16,289	2,616	1,154	$20,059
New York	15,776	1,220	3,015	$20,011
San Diego Downtown	8,924	1,895	651	$11,470
San Francisco (1)	37,002	6,099	2,957	$46,058
Washington, DC	30,896	7,115	1,857	$39,868
Other (2)	27,300	17,991	6,217	$51,508
	$178,365	$52,304	$20,367	$251,036

(1)	Includes Hotel Triton which was sold on April 11, 2017.

(2)
For the three months ended March 31, 2017, other includes Alexis Hotel (sold on March 31, 2017) and Hotel Deca (sold on January 19, 2017) in Seattle, WA, Chaminade Resort and Conference Center in Santa Cruz, CA, Embassy Suites Philadelphia - Center City and Westin Philadelphia (sold on June 29, 2017) in Philadelphia, PA, Lansdowne Resort (sold on March 22, 2017) in Lansdowne, VA , L’Auberge Del Mar in Del Mar, CA, San Diego Paradise Point Resort and Spa and The Hilton San Diego Resort and Spa in San Diego, CA and The Heathman Hotel in Portland, OR.

The Company’s contract liabilities primarily relate to advance deposits received from guests and groups for future stays or events to be held at the hotels. The contract liabilities are transferred to revenue as room nights are provided and events are held.  For the three months ended March 31, 2018 and 2017, the Company recognized $17,975 and $21,950, respectively, in revenue from the contract liabilities balance at the beginning of the year and expects the remaining contract liabilities to be recognized, generally, over the next 12 months.

9.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.
Other indirect hotel operating expenses consist of the following expenses incurred by the hotels:

	For the three months ended
	March 31,
	2018	2017
General and administrative	$22,263	$24,591
Sales and marketing	15,896	17,944
Repairs and maintenance	8,928	9,758
Management and incentive fees	5,954	7,226
Utilities and insurance	7,164	7,843
Franchise fees	1,648	1,837
Other expenses	341	457
Total other indirect expenses	$62,194	$69,656

As of March 31, 2018, LHL leased all 41 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L’Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	Hotel Vitale	San Francisco, CA
9.	Park Central San Francisco	San Francisco, CA
10.	Serrano Hotel	San Francisco, CA
11.	The Marker San Francisco	San Francisco, CA
12.	Villa Florence	San Francisco, CA
13.	Chaminade Resort and Conference Center	Santa Cruz, CA
14.	Viceroy Santa Monica	Santa Monica, CA
15.	Chamberlain West Hollywood	West Hollywood, CA
16.	Le Montrose Suite Hotel	West Hollywood, CA
17.	Le Parc Suite Hotel	West Hollywood, CA
18.	The Grafton on Sunset	West Hollywood, CA
19.	Hotel George	Washington, DC
20.	Hotel Madera	Washington, DC
21.	Hotel Palomar, Washington, DC	Washington, DC
22.	Hotel Rouge	Washington, DC
23.	Mason & Rook Hotel	Washington, DC
24.	Sofitel Washington, DC Lafayette Square	Washington, DC
25.	The Donovan	Washington, DC
26.	The Liaison Capitol Hill	Washington, DC
27.	Topaz Hotel	Washington, DC
28.	Southernmost Beach Resort Key West	Key West, FL
29.	The Marker Waterfront Resort	Key West, FL
30.	Hotel Chicago	Chicago, IL
31.	Westin Michigan Avenue	Chicago, IL
32.	Hyatt Regency Boston Harbor	Boston, MA
33.	Onyx Hotel	Boston, MA
34.	The Liberty Hotel	Boston, MA
35.	Westin Copley Place	Boston, MA
36.	Gild Hall	New York, NY
37.	The Roger	New York, NY
38.	Park Central Hotel New York (shared lease with WestHouse Hotel New York)	New York, NY
39.	WestHouse Hotel New York	New York, NY
40.	The Heathman Hotel	Portland, OR
41.	Embassy Suites Philadelphia - Center City	Philadelphia, PA

10.	Income Taxes
Income tax benefit was comprised of the following for the three months ended March 31, 2018 and 2017:

	For the three months ended
	March 31,
	2018	2017
LHL’s income tax benefit	$(4,196)	$(5,071)
Operating Partnership’s income tax expense	169	298
Total income tax benefit	$(4,027)	$(4,773)
The Company has estimated LHL’s income tax benefit for the three months ended March 31, 2018 by applying an estimated combined federal and state effective tax rate of 29.5% to LHL’s net loss of $14,245. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.

11.	Fair Value Measurements
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows:

		Fair Value Measurements at
		March 31, 2018	December 31, 2017
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$19,096	$10,893
Derivative interest rate instruments	Accounts payable and accrued expenses	$0	$0
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Borrowings under credit facilities	$0	$0	$0	$0
Term loans	$855,000	$857,479	$855,000	$857,577
Bonds payable	$0	$0	$42,500	$42,500
Mortgage loan	$225,000	$224,707	$225,000	$224,429
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loan using interest rates ranging from 1.4% to 2.3% as of March 31, 2018 and December 31, 2017 with a weighted average effective interest rate of 1.6%. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s.
At March 31, 2018 and December 31, 2017, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and distributions payable were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

12.	Earnings Per Common Share
The limited partners’ outstanding common units in the Operating Partnership (which may be converted to common shares ) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income or loss would also be added back to net income or loss. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards expected to vest that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common shareholders used in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of noncontrolling interests in the earnings per share calculations.
For the three months ended March 31, 2018, diluted weighted average common shares do not include the impact of outstanding unvested compensation-related shares because the Company is in a net loss position, the effect of these items on diluted earnings per share would be anti-dilutive. For the three months ended March 31, 2018, there were 405,637 anti-dilutive compensation-related shares outstanding.

The computation of basic and diluted earnings per common share is as follows:

	For the three months ended
	March 31,
	2018	2017
Numerator:
Net (loss) income attributable to common shareholders	$(11,078)	$76,084
Dividends paid on unvested restricted shares	(119)	(122)
Undistributed earnings attributable to unvested restricted shares	0	(37)
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(11,197)	$75,925
Denominator:
Weighted average number of common shares - basic	112,163,674	112,923,719
Effect of dilutive securities:
Compensation-related shares	0	382,490
Weighted average number of common shares - diluted	112,163,674	113,306,209
Earnings per Common Share - Basic:
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.10)	$0.67
Earnings per Common Share - Diluted:
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.10)	$0.67

13.	Supplemental Information to Statements of Cash Flows

	For the three months ended
	March 31,
	2018	2017
Interest paid, net of capitalized interest	$9,374	$9,142
Interest capitalized	180	78
Income taxes refunded, net	(3,227)	(57)
(Decrease) increase in distributions payable on common shares	(1,283)	59
Write-off of fully amortized debt issuance costs	669	5,057
Increase in accrued capital expenditures	6,605	433
Grant of nonvested shares and awards to employees and executives, net	7,653	7,180
Issuance of common shares for Board of Trustees compensation	557	1,240
In conjunction with the sale of properties, the Company disposed of the following assets and liabilities:
Sale proceeds, net of closing costs	$0	$252,407
Other assets	0	5,803
Liabilities	0	(6,250)
Proceeds from sale of properties	$0	$251,960

14.	Subsequent Events
The Company paid the following common and preferred dividends subsequent to March 31, 2018:

Security Type	Dividend per Share/Unit (1)	For the Quarter Ended	Record Date	Date Paid
Common Shares/Units	$0.45	March 31, 2018	March 29, 2018	April 16, 2018
6.375% Series I Preferred Shares	$0.40	March 31, 2018	March 29, 2018	April 16, 2018
6.3% Series J Preferred Shares	$0.39	March 31, 2018	March 29, 2018	April 16, 2018
(1) Amounts are rounded to the nearest whole cent for presentation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I - Item 1 of this report.
Forward-Looking Statements
This report, together with other statements and information publicly disseminated by LaSalle Hotel Properties (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “plan,” “seek,” “should,” “will” or similar expressions. Forward-looking statements in this report include, among others, statements about the Company’s business strategy, including its acquisition and development strategies, industry trends, estimated revenues and expenses, estimated costs and durations of renovation or restoration projects, estimated insurance recoveries, ability to realize deferred tax assets, expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital), the amount and timing of future cash distributions and the review of the unsolicited proposal from Pebblebrook Hotel Trust (“Pebblebrook”). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•	uncertainties regarding future actions that may be taken by Pebblebrook in furtherance of its unsolicited proposal;

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

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns;

•	the risk of a material failure, inadequacy, interruption or security failure of the Company’s or the hotel managers’ information technology networks and systems; and

•	the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as updated elsewhere in this report.

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
As of March 31, 2018, the Company owned interests in 41 hotels with approximately 10,450 guest rooms located in seven states and the District of Columbia. Each hotel is leased to LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2018 and December 2020. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at March 31, 2018. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at March 31, 2018.
In addition to measuring the Company’s net income (loss), the Company also measures hotel performance by evaluating financial metrics such as room revenue per available room (“RevPAR”), funds from operations (“FFO”), earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA for real estate (“EBITDAre”). The Company evaluates the hotels in its portfolio and potential acquisitions using these metrics to determine each hotel’s contribution or potential contribution toward reaching the Company’s goals of providing income to its shareholders through increases in distributable cash flow and increasing long-term total returns to shareholders through appreciation in the value of its common shares. The Company invests in capital improvements throughout the portfolio to continue to increase the competitiveness of its hotels and improve their financial performance. The Company actively seeks to acquire hotel properties, but continues to face significant competition for acquisitions that meet its investment criteria.
During the first quarter of 2018, the Company’s hotels continued to operate within a generally positive environment. All of the economic indicators the Company tracks were encouraging throughout the quarter. On the more positive side, consumer confidence remains at an elevated level and corporate profits reported thus far for the first quarter have been strong. Unemployment remains low at 3.9% and enplanements have been steady, with airline capacity increases expected to continue in 2018. Similarly, U.S. GDP growth estimates for 2018 have been stable, with a slight increase since the beginning of the year. The U.S. lodging industry benefited from a positive economic landscape overall. The industry RevPAR grew at a rate of 3.5% during the quarter, with lodging industry demand up by 3.0% and supply increasing by 2.0%. Industry-wide pricing was moderate, leading to average daily rate (“ADR”) growth of 2.5%. The Company’s portfolio benefited from the operating environment, with portfolio-wide occupancy of 74.9% for the quarter. The Company’s RevPAR decreased during the quarter by 7.6% due to lower ADR and occupancy, partially due to the comparison to the Presidential Inauguration in January 2017, slow demand recovery in Key West following Hurricane Irma and increased renovation displacement in 2018.
For the first quarter of 2018, the Company had net loss attributable to common shareholders of $11.1 million, or $0.10 per diluted share. FFO attributable to common shareholders and unitholders was $34.2 million, or $0.30 per diluted share/unit (based on 112,714,534 weighted average shares and units outstanding during the three months ended March 31, 2018) and EBITDAre was $44.5 million. RevPAR for the hotel portfolio was $165.23, which was a decrease of 7.6% compared to the first quarter of 2017. Occupancy declined by 3.7% and ADR was down by 4.0%.
Please refer to “Non-GAAP Financial Measures” for a detailed discussion of the Company’s use of FFO, EBITDA and EBITDAre and a reconciliation of FFO, EBITDA and EBITDAre to net income or loss, a measurement computed in accordance with U.S. generally accepted accounting principles (“GAAP”).
Unsolicited Takeover Offer
On March 6, 2018, the Company received an unsolicited proposal from Pebblebrook Hotel Trust (“Pebblebrook”) to acquire all of the Company’s outstanding common shares in an all-stock transaction. In consultation with its financial and legal advisors, the Company’s Board of Trustees unanimously determined that the Pebblebrook proposal was insufficient in both price and mix of consideration and was not in the best interests of the Company’s shareholders. Subsequently, the Company received a revised unsolicited proposal from Pebblebrook on April 13, 2018 and a further revised unsolicited proposal from Pebblebrook on April 20, 2018. Consistent with its fiduciary duties and in consultation with its financial and legal advisors, the Company’s Board of

Trustees will carefully review Pebblebrook’s revised proposal to determine the course of action that it believes is in the best interest of the Company’s shareholders.
Update on Key West Resorts
After both resorts closed on September 6, 2017 to comply with all mandatory evacuations of the island ahead of Hurricane Irma, the Southernmost Beach Resort Key West and The Marker Waterfront Resort were fully open as of the end of December 2017 and operated at full availability throughout the first quarter of 2018.
The Company maintains property, flood, fire and business interruption insurance at its two resorts in Key West. For the combined properties, insurance is subject to deductibles of approximately $5.0 million in total which encompasses both property and business interruption coverage. The Company has filed its initial claim for lost revenue under its business interruption coverage for both of the Key West properties and for property damage in excess of its deductible for the Southernmost Beach Resort Key West and will continue working with its consultants and insurance carriers to finalize and maximize its claim.
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
See “Critical Accounting Policies” in the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for other critical accounting policies and estimates of the Company.
Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017
Industry travel was stronger during the three months ended March 31, 2018, compared to the same prior year period. Industry demand grew at a faster rate than industry supply grew, which kept industry occupancy at a high level, and led to moderate pricing power and ADR growth during the period. With respect to the Company’s hotels, occupancy was lower by 3.7% during the three months ended March 31, 2018 and ADR decreased 4.0%, which resulted in a RevPAR decline of 7.6% year-over-year. The Company’s hotels were more heavily impacted than the overall industry by the comparison to the Presidential Inauguration in January 2017, slow demand recovery in Key West following Hurricane Irma and increased renovation displacement in 2018. Excluding these anomalies, the Company’s RevPAR grew by 0.2%.
Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, decreased $31.8 million from $251.0 million in 2017 to $219.2 million in 2018. This decrease is primarily due to the sale of the 2017 hotel dispositions, which consist of the sales of Hotel Deca, Lansdowne Resort, Alexis Hotel, Hotel Triton and Westin Philadelphia (collectively, the “2017 Disposition Properties”). The 2017 Disposition Properties, which are not comparable year-over-year, contributed $18.5 million to the decrease in hotel operating revenues. Additionally, three of the Company’s markets experienced significant decreases in hotel operating revenues. The nine Washington, DC hotel properties had a combined $9.0 million decrease primarily due to the 2017 Presidential Inauguration, an overall softer market and certain issues with the IHG and Kimpton reservation system integration; the six San Francisco hotel properties had a combined $2.2 million decrease primarily due to decreased city wide events, which resulted in lower ADR and RevPAR throughout the market; and lastly, the two Key West hotel properties experienced a decrease of $1.1 million as the market is slowly recovering from the impact of Hurricane Irma.

In addition, hotel operating revenues for Westin Copley Place and Chamberlain West Hollywood decreased $3.2 million and $1.1 million, respectively, as a result of guest room renovations that commenced in the fourth quarter of 2017.
These decreases are partially offset by a $1.1 million increase at Park Central New York and WestHouse Hotel New York due to stronger market conditions and superior revenue management.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, increasing a net $2.2 million across the 20 additional hotels in the portfolio.
Other Income
Other income increased $0.5 million from $3.4 million in 2017 to $3.9 million in 2018 primarily due to higher gains from insurance proceeds, higher retail lease income and increased miscellaneous revenue. The Company has filed its initial claim relating to Hurricane Irma lost revenue and property damage, and will continue working with its insurance carriers to finalize the claim for the lost revenue under its business interruption coverage for both the Key West properties and for property damages in excess of its deductible amounts. The Company has recognized insurance gains of $1.8 million related to its Hurricane Irma claim in the first quarter of 2018; $1.3 million of business interruption revenue and $0.5 million of property damage revenue, based on the initial proof of loss statements agreed to by the insurance carriers.
Hotel Operating Expenses
Hotel operating expenses decreased a net $16.2 million from $165.3 million in 2017 to $149.1 million in 2018. This overall decrease is primarily due to the sales of the 2017 Disposition Properties, which are not comparable year-over-year. These properties contributed $14.2 million to the decrease in hotel operating expenses. Additionally, three of the Company’s markets, Washington, DC, Key West and San Francisco had decreases of $2.9 million, $0.5 million and $0.4 million, respectively, that correspond to the lower revenue in each market.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $1.8 million across the 24 additional hotels in the portfolio.
Depreciation and Amortization
Depreciation and amortization expense decreased $2.0 million from $47.3 million in 2017 to $45.3 million in 2018. Depreciation and amortization expense attributable to the 2017 Disposition Properties, which are not comparable year-over-year, decreased $3.4 million. Depreciation and amortization expense across the remainder of the portfolio increased a net $1.4 million due to the depreciation of new assets placed into service reflecting the Company’s recent renovation activity.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses decreased $0.1 million from $16.1 million in 2017 to $16.0 million in 2018. The decrease is mostly attributable to the 2017 Disposition Properties, which are not comparable year-over-year, which decreased $0.8 million. The decrease is partially offset by increased assessments at various properties, notably Westin Michigan Avenue and Park Central Hotel New York and WestHouse Hotel New York for $0.3 million and $0.2 million, respectively. Additionally, a successful real estate tax appeal at one of the San Francisco properties resulted in a $0.3 million tax credit in 2017. Real estate taxes, personal property taxes and insurance decreased by $0.1 million across the remaining hotels in the portfolio.
Ground Rent
Ground rent increased $0.4 million from $3.4 million in 2017 to $3.8 million in 2018 primarily due to a $0.4 million credit received in 2017 at a San Diego property as a result of an operational audit. Ground rent at the other subject properties remained relatively constant. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance.
General and Administrative
General and administrative expense remained relatively constant, decreasing by $0.1 million from $6.6 million in 2017 to $6.5 million in 2018.

Costs Related to Unsolicited Takeover Offer
The Company incurred $2.7 million in costs related to evaluating and responding to an unsolicited takeover offer in 2018. See “Unsolicited Takeover Offer” above.
Other Expenses
Other expenses decreased $0.7 million from $1.9 million in 2017 to $1.2 million in 2018. The overall decrease is primarily due to a $1.0 million decrease in losses from property damage, which are largely covered by insurance proceeds which was slightly offset by a $0.3 million net increase in management transition expenses, severance and pre-opening costs and retail expenses.
Interest Income
Interest income increased $0.7 million from $0.1 million in 2017 to $0.8 million in 2018 as a result of interest earned on invested funds.
Interest Expense
Interest expense increased $0.4 million from $9.8 million in 2017 to $10.2 million in 2018 due to an increase in the weighted average interest rate, partially offset by a decrease in the Company’s weighted average debt outstanding. The Company’s weighted average interest rate, including the effect of capitalized interest, increased from 3.02% in 2017 to 3.30% in 2018. This increase is due in part to an increase in the Westin Copley Place’s mortgage loan variable interest rate from a weighted average interest rate of 2.54% for the quarter ended March 31, 2017 to 3.35% for the quarter ended March 31, 2018. Additionally, this increase is attributable to an increase in the fixed all-in interest rate on the First Term Loan (as defined below) due to the Company entering into new interest rate swap agreements in August 2017 to replace the maturing interest rate swap agreements entered into to hedge the variable interest rate on the First Term Loan. The fixed all-in interest rates for the First Term Loan were 2.23% and 3.23% as of March 31, 2017 and 2018, respectively. Interest capitalized on renovations increased $0.1 million from $0.1 million in 2017 to $0.2 million in 2018.
The Company’s weighted average debt outstanding decreased from $1.17 billion in 2017 to $1.13 billion in 2018 primarily due to the repayment of the Massport Bonds on March 1, 2018 (as discussed below) and the sale of Hotel Triton, which was subject to a capital lease obligation, in April 2017.
Loss from Extinguishment of Debt
Loss from extinguishment of debt of $1.7 million in 2017 related to the January 10, 2017 refinancing of the Company’s senior unsecured credit facility and First Term Loan, which were considered substantial modifications. The loss from extinguishment of debt represents a portion of the unamortized debt issuance costs incurred for the senior unsecured credit facility when the original agreement was executed and the debt issuance costs incurred in connection with the refinancing of the First Term Loan.
Income Tax Benefit
Income tax benefit decreased $0.8 million from $4.8 million in 2017 to $4.0 million in 2018. This decrease is primarily the result of a decrease in LHL’s estimated combined federal and state effective tax rate from 39.2% in 2017 to 29.5% in 2018, slightly offset by an increase in LHL’s net loss before income tax benefit of $1.2 million from $13.0 million in 2017 to $14.2 million in 2018. For the quarter ended March 31, 2018, LHL’s income tax benefit was calculated using an estimated combined federal and state effective tax rate of 29.5%.
Gain on Sale of Properties
The gain on sale of properties of $74.4 million in 2017 consisted of a $30.6 million gain related to the sale of Hotel Deca on January 19, 2017, a $10.4 million gain relating to the sale of Lansdowne Resort on March 22, 2017 and a $33.4 million gain relating to the sale of Alexis Hotel on March 31, 2017.
Noncontrolling Interests in Consolidated Entities
Noncontrolling interests in consolidated entities represent the allocation of income or loss to the outside preferred ownership interests in a subsidiary and the outside ownership interest in a joint venture.

Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At March 31, 2018, third party limited partners held 0.1% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $1.3 million from $5.4 million in 2017 to $4.1 million in 2018 due to decreased distributions on the 7.5% Series H Cumulative Redeemable Preferred Shares, which were redeemed on May 4, 2017.
Non-GAAP Financial Measures
FFO, EBITDA and EBITDAre
The Company considers the non-GAAP measures of FFO, EBITDA and EBITDAre to be key supplemental measures of the Company’s performance and should be considered along with, but not as alternatives to, net income or loss as a measure of the Company’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO, EBITDA and EBITDAre to be helpful in evaluating a real estate company’s operations.
The white paper on FFO approved by the National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of properties and items classified by GAAP as extraordinary, plus real estate-related depreciation and amortization and impairment writedowns, and after comparable adjustments for the Company’s portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO consistent with the standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company.
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
EBITDA represents net income or loss (computed in accordance with GAAP), excluding interest expense, income tax, depreciation and amortization. The white paper “Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate” approved by NAREIT defines EBITDAre as net income or loss (computed in accordance with GAAP), excluding interest expense, income tax, depreciation and amortization, gains or losses on the disposition of depreciated property (including gains or losses on change of control), impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and after comparable adjustments for the Company’s portion of these items related to unconsolidated affiliates. The Company computes EBITDAre consistent with the standards established by NAREIT, which may not be comparable to EBITDAre reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company.
With respect to EBITDA, the Company believes that excluding the effect of non-operating expenses and non-cash charges, and the portion of these items related to unconsolidated entities, all of which are also based on historical cost accounting and may be of limited significance in evaluating current performance, can help eliminate the accounting effects of depreciation and amortization, and financing decisions and facilitate comparisons of core operating profitability between periods and between REITs, even though EBITDA also does not represent an amount that accrues directly to common shareholders. In addition, the Company believes the presentation of EBITDAre, which adjusts for certain additional items including gains on sale of property, allows for meaningful comparisons with other REITs and between periods and is more indicative of the ongoing performance of its assets.
FFO, EBITDA and EBITDAre do not represent cash generated from operating activities as determined by GAAP and should not be considered as alternatives to net income or loss, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO, EBITDA and EBITDAre are not measures of the Company’s liquidity, nor are such measures indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that have been or will be incurred. FFO, EBITDA and EBITDAre may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of the Company’s operating performance.
The following is a reconciliation between net (loss) income and FFO and FFO attributable to common shareholders and unitholders for the three months ended March 31, 2018 and 2017 (in thousands, except share and unit data):

	For the three months ended
	March 31,
	2018	2017
Net (loss) income	$(6,964)	$81,599
Depreciation	45,154	47,131
Amortization of deferred lease costs	120	79
Gain on sale of properties	0	(74,358)
FFO (1)	$38,310	$54,451
Distributions to preferred shareholders	(4,116)	(5,405)
FFO attributable to common shareholders and unitholders (1)	$34,194	$49,046
Weighted average number of common shares and units outstanding:
Basic	112,308,897	113,068,942
Diluted	112,714,534	113,451,432
(1) FFO and FFO attributable to common shareholders and unitholders include $2.7 million in costs related to evaluating and responding to an unsolicited takeover offer during the three months ended March 31, 2018.
The following is a reconciliation between net (loss) income and EBITDA and EBITDAre for the three months ended March 31, 2018 and 2017 (in thousands):

	For the three months ended
	March 31,
	2018	2017
Net (loss) income	$(6,964)	$81,599
Interest expense	10,160	9,827
Income tax benefit	(4,027)	(4,773)
Depreciation and amortization	45,315	47,263
EBITDA (1)	$44,484	$133,916
Gain on sale of properties	0	(74,358)
EBITDAre (1)	$44,484	$59,558
(1) EBITDA and EBITDAre include $2.7 million in costs related to evaluating and responding to an unsolicited takeover offer during the three months ended March 31, 2018.
Off-Balance Sheet Arrangements
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (i) certain non-routine repairs and maintenance to the hotels and (ii) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of March 31, 2018, the Company held a total of $13.9 million of restricted cash reserves, $12.1 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources
The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company’s hotels. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company’s 40 unencumbered properties (subject to certain terms and conditions of the credit agreement) as of March 31, 2018, the sale of one or more properties (subject to certain conditions of the management agreements at three of the Company’s properties), debt or equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership.
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
Debt Summary
Debt as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	March 31, 2018	December 31, 2017
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2021 (a)	$0	$0
LHL unsecured credit facility	Floating (b)	January 2021 (b)	0	0
Total borrowings under credit facilities			0	0
Term loans
First Term Loan	Floating/Fixed (c)	January 2022	300,000	300,000
Second Term Loan	Floating/Fixed (c)	January 2021	555,000	555,000
Debt issuance costs, net			(1,659)	(1,805)
Total term loans, net of unamortized debt issuance costs			853,341	853,195
Massport Bonds
Hyatt Regency Boston Harbor (taxable)	Floating (d)	- (d)	0	5,400
Hyatt Regency Boston Harbor (tax exempt)	Floating (d)	- (d)	0	37,100
Debt issuance costs, net			0	(6)
Total bonds payable, net of unamortized debt issuance costs			0	42,494
Mortgage loan
Westin Copley Place	Floating (e)	August 2018 (e)	225,000	225,000
Debt issuance costs, net			(329)	(568)
Total mortgage loan, net of unamortized debt issuance costs			224,671	224,432
Total debt			$1,078,012	$1,120,121

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at March 31, 2018 and December 31, 2017. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at March 31, 2018 and December 31, 2017. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for the First Term Loan (as defined below) and the Second Term Loan (as defined below). At March 31, 2018 and December 31, 2017, the Company had interest rate swaps on the full amounts outstanding. See “Derivative and Hedging Activities” below. At March 31, 2018 and December 31, 2017, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 3.23% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Company repaid the Massport Bonds on their maturity date, March 1, 2018, with available cash. The bonds bore interest based on weekly floating rates. The interest rates as of December 31, 2017 were 1.70% and 1.78% for the $5,400 and $37,100 bonds, respectively.

(e)
The mortgage loan matures on August 14, 2018 with three options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The Company anticipates exercising all available options. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). The interest rate as of March 31, 2018 was LIBOR plus 1.75%, which equaled 3.53%. The interest rate as of December 31, 2017 was LIBOR plus 1.75%, which equaled 3.23%. The mortgage loan allows for prepayments without penalty, subject to certain terms and conditions.

A summary of the Company’s interest expense and weighted average interest rates for unswapped variable rate debt for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	For the three months ended
	March 31,
	2018	2017
Interest Expense:
Interest incurred	$9,668	$9,140
Amortization of debt issuance costs	672	765
Capitalized interest	(180)	(78)
Interest expense	$10,160	$9,827

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	N/A	N/A
LHL unsecured credit facility	N/A	N/A
Massport Bonds (1)	1.25%	0.70%
Mortgage loan (Westin Copley Place)	3.35%	2.54%
(1) The Massport Bonds were repaid on March 1, 2018.
Credit Facilities
The Company has a $750.0 million senior unsecured credit facility with a syndicate of banks. The credit facility matures on January 8, 2021, subject to two six-month extensions that the Company may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. The credit facility, with a current commitment of $750.0 million, includes an accordion feature which, subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments of up to $1.25 billion. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. Additionally, the Company is required to pay a variable unused commitment fee of 0.20% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the credit facility.
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
The Company and certain of its subsidiaries guarantee the obligations under the Company’s senior unsecured credit facility. While the senior unsecured credit facility did not initially include any pledges of equity interests in the Company’s subsidiaries, such pledges and additional subsidiary guarantees would be required in the event that the Company’s leverage ratio later exceeds

6.50:1.00 for two consecutive fiscal quarters. In the event that such pledge and guarantee requirement is triggered, the pledges and additional guarantees would ratably benefit the Company’s senior unsecured credit facility, the First Term Loan and the Second Term Loan. If at any time the Company’s leverage ratio falls below 6.50:1.00 for two consecutive fiscal quarters, such pledges and additional guarantees may be released.
Term Loans
The Company has a $300.0 million unsecured term loan (the “First Term Loan”) that matures on January 10, 2022. The First Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments of up to $500.0 million. The First Term Loan bears interest at variable rates.
The Company has a $555.0 million unsecured term loan (the “Second Term Loan”) that matures on January 29, 2021. The Second Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments of up to $700.0 million. The Second Term Loan bears interest at variable rates.
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
The Company and certain of its subsidiaries guarantee the obligations under the Company’s term loans. While the term loans did not initially include any pledges of equity interests in the Company’s subsidiaries, such pledges and additional subsidiary guarantees would be required in the event that the Company’s leverage ratio later exceeds 6.50:1.00 for two consecutive fiscal quarters. In the event that such pledge and guarantee requirement is triggered, the pledges and additional guarantees would ratably benefit the Company’s senior unsecured credit facility, the First Term Loan and the Second Term Loan. If at any time the Company’s leverage ratio falls below 6.50:1.00 for two consecutive fiscal quarters, such pledges and additional guarantees may be released.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Amounts reported in accumulated other comprehensive income (loss) (“AOCI”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. As of March 31, 2018, the Company has interest rate swap agreements with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan through January 10, 2022, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.23%. As of March 31, 2018, the Company has interest rate swaps with an aggregate notional amount of $555.0 million to hedge the variable interest rate on the Second Term Loan and, as a result, the fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) is 2.95% through May 16, 2019. From May 16, 2019 through the term of the Second Term Loan, the Company has interest rate swaps with an aggregate notional amount of $377.5 million to hedge a portion of the variable interest rate debt on the Second Term Loan. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.

The following table presents the effect of derivative instruments on the Company’s consolidated statements of operations and comprehensive income, including the location and amount of unrealized gain on outstanding derivative instruments in cash flow hedging relationships, for the three months ended March 31, 2018 and 2017 (in thousands):

	Amount of Gain Recognized in OCI on Derivative Instruments		Location of (Gain) Loss Reclassified from AOCI into Net (Loss) Income	Amount of (Gain) Loss Reclassified from AOCI into Net (Loss) Income		Total Amount of Interest Expense Line Item Presented in the Statement of Operations
	For the three months ended			For the three months ended		For the three months ended
	March 31,			March 31,		March 31,
	2018	2017		2018	2017	2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swaps	$8,209	$1,124	Interest expense	$(6)	$985	$10,160	$9,827
As of March 31, 2018, there was $19.1 million in cumulative unrealized gain of which $19.1 million was included in AOCI and an immaterial amount was attributable to noncontrolling interests. As of December 31, 2017, there was $10.9 million in cumulative unrealized gain of which $10.9 million was included in AOCI and an immaterial amount was attributable to noncontrolling interests. The Company expects that approximately $1.3 million will be reclassified from AOCI and noncontrolling interests and recognized as an increase to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of March 31, 2018.
Extinguishment of Debt
On January 10, 2017, the Company refinanced its senior unsecured credit facility and First Term Loan and LHL refinanced its unsecured revolving credit facility. The refinancing arrangements for the senior unsecured credit facility and First Term Loan were considered substantial modifications. The Company recognized a loss from extinguishment of debt of $1.7 million, which is included in the consolidated statements of operations and comprehensive income for the three months ended March 31, 2017. The loss from extinguishment of debt represents a portion of the unamortized debt issuance costs incurred for the senior unsecured credit facility when the original agreement was executed and the debt issuance costs incurred in connection with the refinancing of the First Term Loan.
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
As of March 31, 2018, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans and mortgage loan.
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

		Fair Value Measurements at
		March 31, 2018	December 31, 2017
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$19,096	$10,893
Derivative interest rate instruments	Accounts payable and accrued expenses	$0	$0
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Borrowings under credit facilities	$0	$0	$0	$0
Term loans	$855,000	$857,479	$855,000	$857,577
Bonds payable	$0	$0	$42,500	$42,500
Mortgage loan	$225,000	$224,707	$225,000	$224,429
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loan using interest rates ranging from 1.4% to 2.3% as of March 31, 2018 and December 31, 2017 with a weighted average effective interest rate of 1.6%. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s.
At March 31, 2018 and December 31, 2017, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and distributions payable were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
Equity Repurchases
The Company’s Board of Trustees previously authorized an expanded share repurchase program (the “Repurchase Program”) to acquire up to $600.0 million of the Company’s common shares, with repurchased shares recorded at cost in treasury. During the three months ended March 31, 2018, the Company repurchased 2,982,800 common shares under the Repurchase Program for a total of $74.5 million, including commissions of $0.1 million. As of March 31, 2018, the Company has availability under the Repurchase Program to acquire up to $495.4 million of common shares. The authorization did not include specific price targets or an expiration date. The timing, manner, price and actual number of shares repurchased, if any, will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to repurchase any specific dollar amount or acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.
Sources and Uses of Cash
As of March 31, 2018, the Company had $229.0 million of cash and cash equivalents and $13.9 million of restricted cash reserves, $12.1 million of which was available for future capital expenditures. Additionally, the Company had $747.9 million available under the Company’s senior unsecured credit facility, with $2.1 million reserved for outstanding letters of credit, and $25.0 million available under LHL’s unsecured credit facility.
Net cash provided by operating activities was $39.6 million for the three months ended March 31, 2018 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.
Net cash used in investing activities was $38.5 million for the three months ended March 31, 2018 primarily due to outflows for improvements and additions at the hotels.
Net cash used in financing activities was $173.1 million for the three months ended March 31, 2018 primarily due to repayment of the Massport Bonds, payment for the repurchase of common shares under the Repurchase Program, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders.
The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with available cash on hand, cash flows provided by operating activities, borrowings under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 40 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales

(subject to certain conditions of the management agreements at three of the Company’s properties), debt or equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 40 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at three of the Company’s properties) or the issuance of additional equity securities.
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
Contractual Obligations
The following is a summary of the Company’s obligations and commitments as of March 31, 2018 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loan	$225,000	$225,000	$0	$0	$0
Mortgage loan interest (1)	3,662	3,662	0	0	0
Borrowings under credit facilities	0	0	0	0	0
Credit facilities interest (2)	0	0	0	0	0
Capital and operating leases (3)	568,204	11,379	22,927	23,461	510,437
Term loans	855,000	0	555,000	300,000	0
Term loans interest (4)	85,116	26,438	51,022	7,656	0
Purchase commitments (5)
Purchase orders and letters of commitment	45,659	45,659	0	0	0
Total obligations and commitments	$1,782,641	$312,138	$628,949	$331,117	$510,437

(1)	Interest expense is calculated based on the variable rate as of March 31, 2018 for Westin Copley Place.

(2)	Interest expense, if applicable, is calculated based on the variable rate as of March 31, 2018.

(3)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease, including available extension options. Rents on ground leases may be subject to adjustments based on future interest rates and hotel performance.

(4)
The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the First Term Loan, resulting in a fixed all-in interest rate of 3.23%, at the Company’s current leverage ratio (as defined in the agreements) through January 10, 2022, the First Term Loan’s maturity date. The Company entered into separate interest rate swap agreements for the Second Term Loan, resulting in a fixed all-in interest rate of 2.95% at the Company’s current leverage ratio (as defined in the agreements). The $377.5 million portion of the Second Term Loan is fixed through its maturity date of January 29, 2021 and the $177.5 million portion of the Second Term Loan is fixed through May 16, 2019, the interest rate swaps’ maturity date. It is assumed that the outstanding debt as of March 31, 2018 will be repaid upon maturity with fixed interest-only payments through the swapped periods and interest calculated based on the variable rate as of March 31, 2018 for the unswapped period of the Second Term Loan.

(5)
As of March 31, 2018, purchase orders and letters of commitment totaling approximately $45.7 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels
The following table sets forth pro forma historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio owned as of March 31, 2018 for the three months ended March 31, 2018 and 2017:

	For the three months ended
	March 31,
	2018	2017	Variance
Occupancy	74.9%	77.8%	(3.7%)
ADR	$220.62	$229.92	(4.0%)
RevPAR	$165.23	$178.81	(7.6%)
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
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The Company’s primary market risk is its exposure to changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of March 31, 2018, $225.0 million of the Company’s aggregate indebtedness (20.8% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the First Term Loan and Second Term Loan since the Company hedged their variable interest rates to fixed interest rates.
If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $0.6 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $225.0 million, the balance as of March 31, 2018.

Item 4.	Controls and Procedures
Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2018. There were no changes to the Company’s internal control over financial reporting during the first quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Other than the following, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The Company’s business could be negatively affected as a result of actions by activist shareholders.
Shareholder campaigns to effect changes in publicly-traded companies are sometimes led by activist investors through various corporate actions, including proxy contests. Responding to these actions can disrupt the Company’s operations by diverting the attention of management and employees as well as the Company’s financial resources. Shareholder activism could create perceived uncertainties as to the Company’s future direction, which could result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners. Furthermore, the election of individuals to the Board of Trustees with a specific agenda could adversely affect the Company’s ability to effectively and timely implement its strategic plans.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1, 2018 - January 31, 2018	23,511	$28.07	—	$—
February 1, 2018 - February 28, 2018	—	$—	1,175,000	$540,616,259
March 1, 2018 - March 31, 2018	7,812	$25.00	1,807,800	$495,351,256
Total	31,323	$27.30	2,982,800	$495,351,256

(1)
Reflects shares surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted shares. The average price paid reflects the average market value of shares withheld for tax purposes.

(2)
On August 29, 2011, the Company announced its Board of Trustees had authorized the Repurchase Program to acquire up to $100.0 million of the Company’s common shares of beneficial interest. On February 22, 2017, the Company announced the Board of Trustees authorized an expansion of the Repurchase Program to acquire up to an additional $500.0 million of the Company’s common shares. The Company cumulatively repurchased $104.6 million of common shares pursuant to the Repurchase Program through March 31, 2018. As of March 31, 2018, the Company had availability under the Repurchase Program to acquire up to $495.4 million of common shares. The authorization did not include specific price targets or an expiration date. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	LaSalle Hotel Properties Fourth Amended and Restated Bylaws(1)

3.2	First Amendment to Fourth Amended and Restated Bylaws(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 10, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2018 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2018 and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Date:	May 10, 2018	BY:	/s/ KENNETH G. FULLER
Kenneth G. Fuller
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)