Form 10-Q
period 2018-06-30
LaSalle Hotel Properties
filed 2018-08-09
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at August 9, 2018
Common Shares of Beneficial Interest ($0.01 par value)	110,397,737
6.375% Series I Cumulative Redeemable Preferred Shares ($0.01 par value)	4,400,000
6.3% Series J Cumulative Redeemable Preferred Shares ($0.01 par value)	6,000,000

LASALLE HOTEL PROPERTIES

PART I.	Financial Information

Item 1.	Financial Statements
LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets:
Investment in hotel properties, net (Note 3)	$3,288,558	$3,265,615
Property under development	14,781	49,459
Cash and cash equivalents	220,771	400,667
Restricted cash reserves (Note 5)	14,025	14,262
Hotel receivables (net of allowance for doubtful accounts of $357 and $404, respectively)	43,904	35,916
Debt issuance costs for borrowings under credit facilities, net	2,729	3,274
Deferred tax assets	2,136	2,136
Prepaid expenses and other assets	64,634	43,612
Total assets	$3,651,538	$3,814,941
Liabilities:
Borrowings under credit facilities (Note 4)	$0	$0
Term loans, net of unamortized debt issuance costs (Note 4)	853,488	853,195
Bonds payable, net of unamortized debt issuance costs (Note 4)	0	42,494
Mortgage loan, net of unamortized debt issuance costs (Note 4)	224,915	224,432
Accounts payable and accrued expenses	147,953	134,216
Advance deposits	32,084	26,625
Accrued interest	2,295	2,383
Distributions payable	28,984	55,135
Total liabilities	1,289,719	1,338,480
Commitments and contingencies (Note 5)
Equity:
Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par value (liquidation preference of $260,000), 40,000,000 shares authorized; 10,400,000 shares issued and outstanding (Note 6)	104	104
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 113,251,427 shares issued and 110,382,519 shares outstanding, and 113,251,427 shares issued and 113,209,392 shares outstanding, respectively (Note 6)	1,132	1,132
Treasury shares, at cost (Note 6)	(71,658)	(1,181)
Additional paid-in capital, net of offering costs of $82,865 and $82,842, respectively	2,766,809	2,767,924
Accumulated other comprehensive income (Note 4)	22,042	10,880
Distributions in excess of retained earnings	(359,894)	(305,708)
Total shareholders’ equity	2,358,535	2,473,151
Noncontrolling Interests:
Noncontrolling interests in consolidated entities	16	18
Noncontrolling interests of common units in Operating Partnership (Note 6)	3,268	3,292
Total noncontrolling interests	3,284	3,310
Total equity	2,361,819	2,476,461
Total liabilities and equity	$3,651,538	$3,814,941
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Hotel operating revenues (Note 8):
Room	$219,666	$222,385	$375,088	$400,750
Food and beverage	56,977	59,308	100,609	111,612
Other operating department	24,521	22,118	44,628	42,485
Total hotel operating revenues	301,164	303,811	520,325	554,847
Other income	3,445	3,233	7,307	6,602
Total revenues	304,609	307,044	527,632	561,449
Expenses:
Hotel operating expenses:
Room	55,885	55,271	105,071	107,594
Food and beverage	39,265	40,132	74,081	79,280
Other direct	3,439	2,654	6,372	6,838
Other indirect (Note 9)	71,053	73,177	133,247	142,833
Total hotel operating expenses	169,642	171,234	318,771	336,545
Depreciation and amortization	46,857	44,066	92,172	91,329
Real estate taxes, personal property taxes and insurance	16,308	14,089	32,336	30,204
Ground rent (Note 5)	4,245	3,823	8,074	7,208
General and administrative	6,667	6,917	13,183	13,471
Costs related to the Mergers and unsolicited takeover offers (Note1)	8,680	0	11,331	0
Other expenses	1,589	1,559	2,809	3,477
Total operating expenses	253,988	241,688	478,676	482,234
Operating income	50,621	65,356	48,956	79,215
Interest income	569	315	1,403	457
Interest expense	(10,458)	(9,423)	(20,618)	(19,250)
Loss from extinguishment of debt (Note 4)	0	0	0	(1,706)
Income before income tax expense	40,732	56,248	29,741	58,716
Income tax expense (Note 10)	(4,993)	(5,003)	(966)	(230)
Income before gain on sale of properties	35,739	51,245	28,775	58,486
Gain on sale of properties (Note 3)	0	11,156	0	85,514
Net income	35,739	62,401	28,775	144,000
Net income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(8)	(8)	(8)	(8)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(61)	(83)	(59)	(193)
Net income attributable to noncontrolling interests	(69)	(91)	(67)	(201)
Net income attributable to the Company	35,670	62,310	28,708	143,799
Distributions to preferred shareholders	(4,115)	(4,387)	(8,231)	(9,792)
Issuance costs of redeemed preferred shares (Note 6)	0	(2,401)	0	(2,401)
Net income attributable to common shareholders	$31,555	$55,522	$20,477	$131,606

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income - Continued
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Earnings per Common Share - Basic (Note 12):
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.29	$0.49	$0.18	$1.16
Earnings per Common Share - Diluted (Note 12):
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.28	$0.49	$0.18	$1.16
Weighted average number of common shares outstanding:
Basic	110,115,770	112,951,714	111,134,064	112,937,794
Diluted	110,552,220	113,342,151	111,552,469	113,347,580

Comprehensive Income:
Net income	$35,739	$62,401	$28,775	$144,000
Other comprehensive income:
Unrealized gain (loss) on interest rate derivative instruments (Note 4)	3,677	(1,675)	11,886	(551)
Reclassification adjustment for amounts recognized in net income (Note 4)	(703)	498	(709)	1,483
	38,713	61,224	39,952	144,932
Comprehensive income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(8)	(8)	(8)	(8)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(65)	(82)	(74)	(194)
Comprehensive income attributable to noncontrolling interests	(73)	(90)	(82)	(202)
Comprehensive income attributable to the Company	$38,640	$61,134	$39,870	$144,730
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)
(unaudited)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$132	$1,131	$(739)	$2,830,740	$2,365	$(275,564)	$2,558,065	$17	$3,277	$3,294	$2,561,359
Issuance of shares, net of offering costs	0	0	2,397	(1,157)	0	0	1,240	0	0	0	1,240
Redemption of preferred shares	(28)	0	0	(66,341)	0	(2,401)	(68,770)	0	0	0	(68,770)
Repurchase of common shares into treasury	0	0	(2,314)	0	0	0	(2,314)	0	0	0	(2,314)
Deferred compensation, net	0	1	640	2,990	0	0	3,631	0	0	0	3,631
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(190)	(190)	0	0	0	(190)
Distributions on common shares/units ($0.90 per share/unit)	0	0	0	0	0	(101,980)	(101,980)	0	(131)	(131)	(102,111)
Distributions on preferred shares	0	0	0	0	0	(9,792)	(9,792)	(8)	0	(8)	(9,800)
Net income	0	0	0	0	0	143,799	143,799	8	193	201	144,000
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(550)	0	(550)	0	(1)	(1)	(551)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	1,481	0	1,481	0	2	2	1,483
Balance, June 30, 2017	$104	$1,132	$(16)	$2,766,232	$3,296	$(246,128)	$2,524,620	$17	$3,340	$3,357	$2,527,977

Balance, December 31, 2017	$104	$1,132	$(1,181)	$2,767,924	$10,880	$(305,708)	$2,473,151	$18	$3,292	$3,310	$2,476,461
Issuance of shares, net of offering costs	0	0	999	(465)	0	0	534	0	0	0	534
Repurchase of common shares into treasury	0	0	(75,370)	0	0	0	(75,370)	0	0	0	(75,370)
Deferred compensation, net	0	0	3,894	(650)	0	0	3,244	0	0	0	3,244
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(87)	(87)	0	0	0	(87)
Distributions on common shares/units ($0.68 per share/unit)	0	0	0	0	0	(74,576)	(74,576)	0	(98)	(98)	(74,674)
Distributions on preferred shares	0	0	0	0	0	(8,231)	(8,231)	(10)	0	(10)	(8,241)
Net income	0	0	0	0	0	28,708	28,708	8	59	67	28,775
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	0	0	0	0	11,870	0	11,870	0	16	16	11,886
Reclassification adjustment for amounts recognized in net income	0	0	0	0	(708)	0	(708)	0	(1)	(1)	(709)
Balance, June 30, 2018	$104	$1,132	$(71,658)	$2,766,809	$22,042	$(359,894)	$2,358,535	$16	$3,268	$3,284	$2,361,819
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
	June 30,
	2018	2017
		As Adjusted (Note 2)

Cash flows from operating activities:
Net income	$28,775	$144,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,172	91,329
Amortization of debt issuance costs	1,341	1,429
Loss from extinguishment of debt	0	1,706
Gain on sale of properties	0	(85,514)
Amortization of deferred compensation	3,244	3,631
Deferred income tax benefit	0	(228)
Allowance for doubtful accounts	(47)	130
Other	164	1,133
Business interruption insurance proceeds	2,586	525
Changes in assets and liabilities:
Assets held for sale	0	(1,500)
Hotel receivables	(7,941)	(12,983)
Prepaid expenses and other assets	(13,843)	(13,274)
Accounts payable and accrued expenses	15,046	9,800
Advance deposits	5,459	7,841
Accrued interest	(88)	(73)
Net cash provided by operating activities	126,868	147,952
Cash flows from investing activities:
Additions to properties	(79,248)	(37,492)
Improvements to properties	(1,891)	0
Purchase of office furniture and equipment	(61)	(11)
Proceeds from sale of properties	0	402,282
Insurance proceeds received for damage of property	1,190	947
Net cash (used in) provided by investing activities	(80,010)	365,726
Cash flows from financing activities:
Repayment of bonds payable	(42,500)	0
Payment of debt issuance costs	(14)	(4,534)
Purchase of treasury shares	(75,370)	(2,314)
Payment of common offering costs	(24)	0
Distributions on earned shares from share awards with market conditions	(87)	(190)
Redemption of preferred shares	0	(68,750)
Distributions on preferred shares	(8,241)	(11,090)
Distributions on common shares/units	(100,755)	(101,970)
Net cash used in financing activities	(226,991)	(188,848)
Net change in cash and cash equivalents and restricted cash reserves	(180,133)	324,830
Cash and cash equivalents and restricted cash reserves, beginning of period	414,929	149,687
Cash and cash equivalents and restricted cash reserves, end of period	$234,796	$474,517
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
As of June 30, 2018, the Company owned interests in 41 hotels with approximately 10,450 guest rooms located in seven states and the District of Columbia. Each hotel is leased to LHL (see Note 9) under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2018 and December 2020. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at June 30, 2018. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at June 30, 2018. See Note 6 for additional disclosures related to common units of the Operating Partnership.
Agreement and Plan of Merger
On May 20, 2018, the Company, the Operating Partnership, BRE Landmark Parent L.P. (“Parent”), BRE Landmark L.P. (“Merger Sub”) and BRE Landmark Acquisition L.P. (“Merger OP”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger OP will merge with and into the Operating Partnership (the “Partnership Merger”), and, immediately following the Partnership Merger, the Company will merge with and into Merger Sub (the “Company Merger” and, together with the Partnership Merger, the “Mergers”). Upon completion of the Partnership Merger, the Operating Partnership will survive and the separate existence of Merger OP will cease. Upon completion of the Company Merger, Merger Sub will survive and the separate existence of the Company will cease. The Mergers and the other transactions contemplated by the Merger Agreement were unanimously approved by the Company’s Board of Trustees. Parent, Merger Sub and Merger OP are affiliates of Blackstone Real Estate Partners VIII L.P., an affiliate of The Blackstone Group L.P. (“Blackstone”).
Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Company Merger (the “Company Merger Effective Time”), each common share of beneficial interest, par value $0.01 per share, of the Company, other than shares held by the Company in the Company’s treasury or owned by Parent, Merger Sub, Merger OP or any of their respective subsidiaries and any outstanding restricted common shares, that is issued and outstanding immediately prior to the Company Merger Effective Time will be automatically cancelled and converted into the right to receive an amount in cash equal to $33.50 (the “Merger Consideration”), without interest.
At Parent’s request, the Company will deliver notices of redemption to the holders of the Company’s 6.375% Series I Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share (the “Series I Preferred Shares”), and the holders of the Company’s 6.3% Series J Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share (the “Series J Preferred Shares” and, together with the Series I Preferred Shares, the “Preferred Shares”), in accordance with the Articles Supplementary related to such Preferred Shares. The redemption notices will state that each Preferred Share held by such holder immediately prior to the Company Merger Effective Time will be redeemed in the Company Merger through the payment of an amount, without interest, equal to $25.00 plus accrued and unpaid dividends.
Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Partnership Merger (the “Partnership Merger Effective Time”), each common unit of the Operating Partnership, other than common units held by the Company, that is issued and outstanding immediately prior to the Partnership Merger Effective Time will be converted into, and will be cancelled in exchange for, the right to receive an amount in cash equal to the Merger Consideration, without interest.

Pursuant to the terms and conditions in the Merger Agreement, each restricted share award that is outstanding immediately prior to the Company Merger Effective Time will become fully vested and will be cancelled in exchange for a cash payment in an amount equal to (i) the number of common shares subject to the restricted share award immediately prior to the Company Merger Effective Time multiplied by (ii) the Merger Consideration, less any applicable withholding taxes. Each performance-based share award that is outstanding immediately prior to the Company Merger Effective Time will automatically become earned and vested with respect to 150% of the target number of common shares subject to such performance-based share award and thereafter will be cancelled in exchange for a cash payment in an amount equal to (i) the number of earned performance shares subject to such award immediately prior to the Company Merger Effective Time multiplied by (ii) the Merger Consideration, less any applicable withholding taxes. Each award of deferred shares that is outstanding immediately prior to the Company Merger Effective Time will be cancelled in exchange for a cash payment in an amount equal to (i) the number of deferred shares subject to such award, including any shares attributable to dividend equivalent rights accrued with respect thereto, without interest, multiplied by (ii) the Merger Consideration.
The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants by the Company to, in all material respects, use commercially reasonable efforts to carry on its business in the ordinary course of business consistent with past practice, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the Mergers. The obligations of the parties to consummate the Mergers are not subject to any financing condition or the receipt of any financing by Parent, Merger Sub or Merger OP.
The consummation of the Mergers is subject to certain customary closing conditions, including, among others, approval of the Company Merger and the other transactions contemplated by the Merger Agreement by the affirmative vote of the holders of at least sixty-six and two-thirds (66 2/3%) percent of the outstanding common shares entitled to vote on the matter at a special meeting of shareholders, which will be held on September 6, 2018.
The Company has agreed not to solicit or enter into an agreement regarding an Acquisition Proposal (as defined in the Merger Agreement), and, subject to certain exceptions, is not permitted to enter into discussions or negotiations concerning, or provide non-public information to a third party in connection with, any Acquisition Proposal. However, the Company may, prior to obtaining shareholder approval, engage in discussions or negotiations and provide non-public information to a third party which has made an unsolicited bona fide written Acquisition Proposal if the Board of Trustees determines in good faith, after consultation with the Company’s outside legal counsel and financial advisors, that such Acquisition Proposal constitutes, or could reasonably be expected to lead to, a Superior Proposal (as defined in the Merger Agreement).
Prior to the approval of the Company Merger and the other transactions contemplated by the Merger Agreement by the Company’s shareholders, the Board of Trustees may, in certain circumstances, effect a Change in Recommendation (as defined in the Merger Agreement), subject to complying with specified notice and other conditions set forth in the Merger Agreement.
The Merger Agreement may be terminated under certain circumstances by the Company, including prior to obtaining shareholder approval, if, after following certain procedures and adhering to certain restrictions, the Board of Trustees effects a Change in Recommendation in connection with a Superior Proposal and the Company enters into a definitive agreement providing for the implementation of a Superior Proposal. In addition, Parent may terminate the Merger Agreement under certain circumstances and subject to certain restrictions, including if the Board of Trustees effects a Change in Recommendation.
Upon a termination of the Merger Agreement, under certain circumstances, the Company will be required to pay a termination fee to Parent of $112,000. In certain other circumstances, Parent will be required to pay the Company a termination fee of $336,000 upon termination of the Merger Agreement. Blackstone Real Estate Partners VIII L.P. has guaranteed certain payment obligations of Parent under the Merger Agreement up to $336,000.
On June 29, 2018, a purported class action complaint, Erie County Employees Retirement System v. LaSalle Hotel Properties, et al., No. 24-C-18-003922, was filed in the Circuit Court for Baltimore City, Maryland by purported Company shareholder Erie County Employees Retirement System in connection with the proposed Mergers. An amended complaint was filed on July 11, 2018. The amended complaint names as defendants the Company and the members of the Company’s Board of Trustees. The amended complaint alleges that the Board of Trustees breached its duties in agreeing to the Merger Agreement, in not agreeing to a transaction with Pebblebrook Hotel Trust, and in failing to disclose certain supposedly material information to shareholders in the preliminary proxy statement filed in connection with the Mergers. The amended complaint also alleges that Michael D. Barnello breached his duties owed to the shareholders in supposedly favoring a transaction with Blackstone to a transaction with Pebblebrook Hotel Trust due to self interest. The amended complaint seeks declaratory and injunctive relief, including a preliminary injunction of the shareholder vote on the Mergers, as well as damages and attorneys’ fees and costs. The Company is unable to predict the developments in, outcome of, and/or economic or other consequences of this litigation or predict the developments in, outcome of, and/or other consequences arising out of any potential future litigation or government inquiries related to the Mergers.

2.	Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
As of June 30, 2018, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by third parties, (ii) the outside preferred ownership interests in a subsidiary and (iii) the outside ownership interest in a joint venture.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not initial direct leasing costs. The standard requires either a modified retrospective or proposed cumulative effect approach. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company anticipates adopting the standard on January 1, 2019 under the proposed cumulative effect approach. In evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures, the Company believes the impact will be minimal to its consolidated statements of operations and comprehensive income. The Company will recognize a lease liability and right of use asset on its consolidated balance sheets due to the change in accounting treatment of the Company’s operating ground leases and corporate office lease. The Company is analyzing its current lease obligations and, based on revised current assumptions of discount rates and lease terms, expects to record a right of use asset and a related liability between $150,000 and $200,000 on its consolidated balance sheets, which may change significantly by the date of adoption based on changes to the discount rate, lease terms and other variables.
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
Reclassification
Certain amounts in the 2017 financial statements have been reclassified to conform with the 2018 presentation.

3.	Investment in Hotel Properties
Investment in hotel properties as of June 30, 2018 and December 31, 2017 consists of the following:

	June 30, 2018	December 31, 2017
Land	$624,922	$624,843
Buildings and improvements	3,306,441	3,271,473
Furniture, fixtures and equipment	841,881	762,150
Investment in hotel properties, gross	4,773,244	4,658,466
Accumulated depreciation	(1,484,686)	(1,392,851)
Investment in hotel properties, net	$3,288,558	$3,265,615
As of June 30, 2018 and December 31, 2017, buildings and improvements included capital lease assets of $147,322 and accumulated depreciation included amounts related to capital lease assets of $29,107 and $26,973, respectively. Depreciation of the capital lease assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income for all periods presented.
Depreciation expense was $46,695 and $91,849 for the three and six months ended June 30, 2018, respectively, and $43,928 and $91,059 for the three and six months ended June 30, 2017, respectively.
Dispositions
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
On March 22, 2017, the Company sold Lansdowne Resort for $133,000. The Company actualized a decrease in the gain of$148 and recognized a gain of $10,253 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017, respectively.
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

4.	Long-Term Debt
Debt Summary
Debt as of June 30, 2018 and December 31, 2017 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	June 30, 2018	December 31, 2017
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2021 (a)	$0	$0
LHL unsecured credit facility	Floating (b)	January 2021 (b)	0	0
Total borrowings under credit facilities			0	0
Term loans
First Term Loan	Floating/Fixed (c)	January 2022	300,000	300,000
Second Term Loan	Floating/Fixed (c)	January 2021	555,000	555,000
Debt issuance costs, net			(1,512)	(1,805)
Total term loans, net of unamortized debt issuance costs			853,488	853,195
Massport Bonds
Hyatt Regency Boston Harbor (taxable)	Floating (d)	- (d)	0	5,400
Hyatt Regency Boston Harbor (tax exempt)	Floating (d)	- (d)	0	37,100
Debt issuance costs, net			0	(6)
Total bonds payable, net of unamortized debt issuance costs			0	42,494
Mortgage loan
Westin Copley Place	Floating (e)	August 2019 (e)	225,000	225,000
Debt issuance costs, net			(85)	(568)
Total mortgage loan, net of unamortized debt issuance costs			224,915	224,432
Total debt			$1,078,403	$1,120,121

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at June 30, 2018 and December 31, 2017. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at June 30, 2018 and December 31, 2017. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for the First Term Loan (as defined below) and the Second Term Loan (as defined below). At June 30, 2018 and December 31, 2017, the Company had interest rate swaps on the full amounts outstanding. See “Derivative and Hedging Activities” below. At June 30, 2018 and December 31, 2017, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 3.23% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Company repaid the Massport Bonds on their maturity date, March 1, 2018, with available cash. The bonds bore interest based on weekly floating rates. The interest rates as of December 31, 2017 were 1.70% and 1.78% for the $5,400 and $37,100 bonds, respectively.

(e)
On June 11, 2018, the Company exercised its first available option to extend the maturity date to August 14, 2019. There are two remaining options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). Effective the second quarter of 2018 through August 14, 2019, the mortgage loan bears interest at a variable rate of LIBOR plus 1.75%. The interest rate as of June 30, 2018 was LIBOR plus 1.75%, which equaled 3.83%. The interest rate as of December 31, 2017 was LIBOR plus 1.75%, which equaled 3.23%. The mortgage loan allows for prepayments without penalty, subject to certain terms and conditions.

Future scheduled debt principal payments as of June 30, 2018 (refer to previous table for extension options) are as follows:

2018	$0
2019	225,000
2020	0
2021	555,000
2022	300,000
Total debt	$1,080,000
A summary of the Company’s interest expense and weighted average interest rates for unswapped variable rate debt for the three and six months ended June 30, 2018 and 2017 is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest Expense:
Interest incurred	$9,862	$8,852	$19,530	$17,992
Amortization of debt issuance costs	669	664	1,341	1,429
Capitalized interest	(73)	(93)	(253)	(171)
Interest expense	$10,458	$9,423	$20,618	$19,250

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	N/A	N/A	N/A	N/A
LHL unsecured credit facility	N/A	N/A	N/A	N/A
Massport Bonds (1)	N/A	0.87%	1.25%	0.79%
Mortgage loan (Westin Copley Place)	3.67%	2.76%	3.51%	2.65%
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
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Amounts reported in accumulated other comprehensive income (loss) (“AOCI”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. As of June 30, 2018, the Company has interest rate swap agreements with an aggregate notional amount of $300,000 to hedge the variable interest rate on the First Term Loan through January 10, 2022, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.23%. As of June 30, 2018, the Company has interest rate swaps with an aggregate notional amount of $555,000 to hedge the variable interest rate on the Second Term Loan and, as a result, the fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) is 2.95% through May 16, 2019. From May 16, 2019 through the term of the Second Term Loan, the Company has interest rate swaps with an aggregate notional amount of $377,500 to hedge a portion of the variable interest rate debt on the Second Term Loan. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.

The following tables present the effect of derivative instruments on the Company’s accompanying consolidated statements of operations and comprehensive income, including the location and amount of unrealized gain (loss) on outstanding derivative instruments in cash flow hedging relationships, for the three and six months ended June 30, 2018 and 2017:

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments		Location of (Gain) Loss Reclassified from AOCI into Net Income	Amount of (Gain) Loss Reclassified from AOCI into Net Income			Total Amount of Interest Expense Line Item Presented in the Statement of Operations
	For the three months ended			For the three months ended			For the three months ended
	June 30,			June 30,			June 30,
	2018	2017		2018		2017	2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swaps	$3,677	$(1,675)	Interest expense	$(703)	—	$498	$10,458	$9,423

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments		Location of (Gain) Loss Reclassified from AOCI into Net Income	Amount of (Gain) Loss Reclassified from AOCI into Net Income		Total Amount of Interest Expense Line Item Presented in the Statement of Operations
	For the six months ended			For the six months ended		For the six months ended
	June 30,			June 30,		June 30,
	2018	2017		2018	2017	2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swaps	$11,886	$(551)	Interest expense	$(709)	$1,483	$20,618	$19,250
As of June 30, 2018, there was $22,070 in cumulative unrealized gain of which $22,042 was included in AOCI and $28 was attributable to noncontrolling interests. As of December 31, 2017, there was $10,893 in cumulative unrealized gain of which $10,880 was included in AOCI and $13 was attributable to noncontrolling interests. The Company expects that approximately $4,006 will be reclassified from AOCI and noncontrolling interests and recognized as an increase to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of June 30, 2018.
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
As of June 30, 2018, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans and mortgage loan.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
A summary of the Company’s hotels subject to non-cancelable operating leases as of June 30, 2018 is as follows:

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
(1) The Company is currently in discussions to renew the lease.
(2) The Company has the option, subject to certain terms and conditions, to extend the ground lease for 14 years to 2070.
(3) No payments are required through maturity.
The ground leases at Viceroy Santa Monica, The Liberty Hotel and Hotel Vitale are subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $449 and $903 for the three and six months ended June 30, 2018, respectively, and $460 and $925 for the three and six months ended June 30, 2017, respectively, which is included in total ground rent expense. Total ground rent expense, which is included in the accompanying consolidated statements of operations and comprehensive income, was $4,245 and $8,074 for the three and six months ended June 30, 2018, respectively, and $3,823 and $7,208 for the three and six months ended June 30, 2017, respectively. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds.

A summary of the Company’s hotels subject to capital leases of land and building as of June 30, 2018 is as follows:

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
Actual base and participating ground rent payments related to The Roger and Harbor Court Hotel were $100 and $330 for the three months ended June 30, 2018, respectively, and $199 and $565 for the six months ended June 30, 2018, respectively. Actual base and participating ground rent payments related to The Roger and Harbor Court Hotel were $100 and $298 for the three months ended June 30, 2017, respectively, and $199 and $586 for the six months ended June 30, 2017, respectively.
As of June 30, 2018, future minimum rent payments, including capital lease payments, (without reflecting future applicable Consumer Price Index increases) are as follows:

2018	$5,777
2019	11,475
2020	11,779
2021	11,875
2022	11,940
Thereafter	518,686
$571,532
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (i) certain non-routine repairs and maintenance to the hotels and (ii) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of June 30, 2018, $12,295 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
Restricted Cash Reserves
At June 30, 2018, the Company held $14,025 in restricted cash reserves. Included in such amounts are $12,295 of reserve funds for future capital expenditures and $1,730 held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
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
On June 29, 2018, a purported class action complaint, Erie County Employees Retirement System v. LaSalle Hotel Properties, et al., No. 24-C-18-003922, was filed in the Circuit Court for Baltimore City, Maryland by purported Company shareholder Erie County Employees Retirement System in connection with the proposed Mergers. An amended complaint was filed on July 11, 2018. The amended complaint names as defendants the Company and the members of the Company’s Board of Trustees. The amended complaint alleges, among other things, that the Board of Trustees breached its duties in agreeing to the Merger Agreement, in not agreeing to a transaction with Pebblebrook Hotel Trust, and in failing to disclose certain supposedly material information to shareholders in the preliminary proxy statement filed in connection with the Mergers. The amended complaint seeks declaratory and injunctive relief, including a preliminary injunction of the shareholder vote on the Mergers, as well as damages and attorneys’ fees and costs. The Company is unable to predict the developments in, outcome of, and/or economic or other consequences of this litigation or predict the developments in, outcome of, and/or other consequences arising out of any potential future litigation or government inquiries related to the Mergers.

6.	Equity
Common Shares of Beneficial Interest
On January 1, 2018, the Company issued 19,125 common shares and authorized an additional 5,832 deferred shares to the independent members of its Board of Trustees for their 2017 compensation. These common shares were issued under the 2014 Plan. Pursuant to the terms and conditions of the Merger Agreement, each award of deferred shares that is outstanding immediately prior to the Company Merger Effective Time will be cancelled in exchange for a cash payment in an amount equal to (i) the number of deferred shares subject to such award, including any shares attributable to dividend equivalent rights accrued with respect thereto, without interest, multiplied by (ii) the Merger Consideration.
On March 2, 2018, the Company issued 16,410 common shares to executives related to the nonvested share awards with either market or performance conditions granted on March 19, 2015. These common shares were issued under the 2014 Plan. See Note 7 for additional details, including vesting information.
On March 21, 2018, the Company issued 148,591 nonvested shares with service conditions to the Company’s executives and employees. The nonvested shares will vest in three annual installments starting January 1, 2019, subject to continued employment. These common shares were issued under the 2014 Plan. See Note 7 for additional details, including vesting information.
Common Dividends
The Company paid the following dividends on common shares/units during the six months ended June 30, 2018:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Date Paid
$0.45	December 31, 2017	December 29, 2017	January 16, 2018
$0.45	March 31, 2018	March 29, 2018	April 16, 2018
Under the terms of the Merger Agreement, the Company may not declare or pay any future dividends (other than the regular quarterly dividend of $0.225 per common share for the quarter ended June 30, 2018, which has already been declared on June 15, 2018 and paid on July 16, 2018 to shareholders of record at the close of business on June 29, 2018) to the holders of the Company’s common shares during the term of the Merger Agreement without the prior written consent of Parent, subject to certain exceptions.
Treasury Shares
Treasury shares are accounted for under the cost method. During the six months ended June 30, 2018, the Company received 36,055 common shares related to employees surrendering shares to pay minimum withholding taxes on the vesting date and forfeiting nonvested shares upon resignation.
The Company’s Board of Trustees has authorized an expanded share repurchase program (the “Repurchase Program”) to acquire up to $600,000 of the Company’s common shares, with repurchased shares recorded at cost in treasury. During the six months ended June 30, 2018, the Company repurchased 2,982,800 common shares under the Repurchase Program for a total of $74,515, including commissions of $60. As of June 30, 2018, the Company has availability under the Repurchase Program to acquire up to $495,351 of common shares. Subject to the restrictions under the Merger Agreement, the timing, manner, price and actual number of shares repurchased, if any, will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to repurchase any specific dollar amount or acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.

During the six months ended June 30, 2018, the Company re-issued 19,125 treasury shares related to earned 2017 compensation for the Board of Trustees, 16,410 treasury shares related to the earned share awards with either market or performance conditions and 156,447 treasury shares related to the grants of nonvested shares with service conditions.
At June 30, 2018, there were 2,868,908 common shares in treasury.
Preferred Shares
The following Preferred Shares were outstanding as of June 30, 2018:

Security Type	Number of Shares
6.375% Series I Preferred Shares	4,400,000
6.3% Series J Preferred Shares	6,000,000
On May 4, 2017, the Company redeemed all of the outstanding 7.5% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share (the “Series H Preferred Shares”), for $68,750 ($25.00 per share) plus $272 of accrued and unpaid dividends through the redemption date. The redemption value of the Series H Preferred Shares exceeded their carrying value by $2,401, which is included in the determination of net income attributable to common shareholders for the three and six months ended June 30, 2017. The $2,401 represents the offering costs related to the redeemed Series H Preferred Shares.
The Preferred Shares rank senior to the common shares and on parity with each other with respect to payment of distributions. The Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares is the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares.
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
At Parent’s request, the Company will deliver notices of redemption to the holders of the Preferred Shares in accordance with the Articles Supplementary related to such Preferred Shares. The redemption notices will state that each Preferred Share held by such holder immediately prior to the Company Merger Effective Time will be redeemed in the Company Merger through the payment of an amount, without interest, equal to $25.00 plus accrued and unpaid dividends.
Preferred Dividends
The Company paid the following dividends on the Preferred Shares during the six months ended June 30, 2018:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Date Paid
6.375% Series I	$0.40	December 31, 2017	December 29, 2017	January 16, 2018
6.3% Series J	$0.39	December 31, 2017	December 29, 2017	January 16, 2018
6.375% Series I	$0.40	March 31, 2018	March 29, 2018	April 16, 2018
6.3% Series J	$0.39	March 31, 2018	March 29, 2018	April 16, 2018
(1) Amounts are rounded to the nearest whole cent for presentation purposes.

Noncontrolling Interests of Common Units in Operating Partnership
As of June 30, 2018, the Operating Partnership had 145,223 common units of limited partnership interest outstanding, representing a 0.1% partnership interest, held by the limited partners. As of June 30, 2018, approximately $4,971 of cash or the equivalent value in common shares, at the Company’s option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $4,971 is based on the Company’s closing common share price of $34.23 on June 30, 2018, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. Subject to certain limitations, the outstanding common units of limited partnership interest are redeemable for cash, or at the Company’s option, for a like number of common shares of the Company.
Pursuant to the terms and conditions in the Merger Agreement, at the Partnership Merger Effective Time, each common unit of the Operating Partnership, other than common units held by the Company, that is issued and outstanding immediately prior to the Partnership Merger Effective Time will be converted into, and will be cancelled in exchange for, the right to receive an amount in cash equal to the Merger Consideration, without interest.

7.	Equity Incentive Plan
The 2014 Plan permits the Company to issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2014 Plan provides for a maximum of 2,900,000 common shares to be issued in the form of share options, share appreciation rights, restricted or unrestricted share awards, phantom shares, performance awards, incentive awards, other share-based awards, or any combination of the foregoing. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2014 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2014 Plan terminates on February 17, 2024. The 2014 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair value of the common shares on the date of grant. Restricted share awards and options under the 2014 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three year period. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. At June 30, 2018, there were 2,321,003 common shares available for future grant under the 2014 Plan. The 2014 Plan replaced the 2009 Plan. The Company will no longer make any grants under the 2009 Plan (although awards previously made under the 2009 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements).
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
A summary of the Company’s nonvested share awards with service conditions as of June 30, 2018 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2018	170,414	$28.95
Granted	156,447	25.46
Vested	(55,380)	31.08
Forfeited	(4,732)	26.73
Nonvested at June 30, 2018	266,749	$26.50
As of June 30, 2018 and December 31, 2017, there were $5,431 and $3,214, respectively, of total unrecognized compensation costs related to nonvested share awards with service conditions. As of June 30, 2018 and December 31, 2017, these costs were expected to be recognized over a weighted-average period of 1.4 years. The total intrinsic value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three and six months ended June 30, 2018 was zero and $1,555, respectively, and during the three and six months ended June 30, 2017 was $1,736 and $4,417, respectively. Compensation costs

(net of forfeitures) related to nonvested share awards with service conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income were $839 and $1,639 for the three and six months ended June 30, 2018, respectively, and $835 and $1,683 for the three and six months ended June 30, 2017, respectively.
Pursuant to the terms and conditions in the Merger Agreement, each restricted share award that is outstanding immediately prior to the Company Merger Effective Time will become fully vested and will be cancelled in exchange for a cash payment in an amount equal to (i) the number of common shares subject to the restricted share award immediately prior to the Company Merger Effective Time multiplied by (ii) the Merger Consideration, less any applicable withholding taxes.
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
The tranches described in (1) and (2) are nonvested share awards with market conditions. For the March 21, 2018 Awards, the grant date fair value of the awards with market conditions were estimated by the Company using historical data under the Monte Carlo valuation method provided by a third party consultant. The final values were determined during the second quarter of 2018 with an insignificant cumulative adjustment to compensation cost recorded. The third tranche is based on “return on invested capital” discussed below, which is a performance condition. The grant date fair values of the tranches with performance conditions were calculated based on the targeted awards, and the valuation is adjusted on a periodic basis.
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

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
March 21, 2018 Awards (performance period starting January 1, 2018)
Target amounts	27.70%	2.46%	N/A	N/A	$20.00	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$25.46	33.30%
Peer companies	27.70%	2.46%	N/A	1.105	$21.43	33.30%
March 21, 2018 Awards (performance period starting July 1, 2018)
Target amounts	27.70%	2.46%	N/A	N/A	$24.11	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$25.46	33.30%
Peer companies	27.70%	2.46%	N/A	1.105	$23.67	33.30%
A summary of the Company’s nonvested share awards with either market or performance conditions as of June 30, 2018 is as follows:

	Share Awards (Target Number of Shares)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2018	263,948	$27.04
Granted	152,024	23.35
Vested	(16,410)	36.26
Forfeited	(8,202)	36.26
Nonvested at June 30, 2018	391,360	$25.24
As of June 30, 2018 and December 31, 2017, there were $6,584 and $4,941, respectively, of total unrecognized compensation costs related to nonvested share awards with market or performance conditions. As of June 30, 2018 and December 31, 2017, these costs were expected to be recognized over a weighted-average period of 2.2 years and 2.0 years, respectively. As of June 30, 2018 and December 31, 2017, there were 626,177 and 609,767 share awards with market or performance conditions vested, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with market or performance conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income were $708 and $1,606 for the three and six months ended June 30, 2018, respectively, and $980 and $1,840 for the three and six months ended June 30, 2017, respectively.
Pursuant to the terms and conditions of the Merger Agreement, each performance-based share award that is outstanding immediately prior to the Company Merger Effective Time will automatically become earned and vested with respect to 150% of the target number of common shares subject to such performance-based share award and thereafter will be cancelled in exchange for a cash payment in an amount equal to (i) the number of earned performance shares subject to such award immediately prior to the Company Merger Effective Time multiplied by (ii) the Merger Consideration, less any applicable withholding taxes.

8.	Revenues
The following tables set forth the Company’s disaggregated hotel operating revenues by the geographic location of its hotels for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30, 2018
	Room	Food and beverage	Other operating department	Total hotel operating revenues
Boston	$39,054	$15,477	$2,955	$57,486
Chicago	18,908	4,621	1,163	$24,692
Key West	9,721	2,785	1,488	$13,994
Los Angeles	16,244	2,277	1,636	$20,157
New York	28,065	1,760	3,752	$33,577
San Diego Downtown	9,600	1,744	864	$12,208
San Francisco	35,377	6,046	3,880	$45,303
Washington, DC	37,240	8,388	2,730	$48,358
Other (1)	25,457	13,879	6,053	$45,389
	$219,666	$56,977	$24,521	$301,164

	For the six months ended June 30, 2018
	Room	Food and beverage	Other operating department	Total hotel operating revenues
Boston	$59,310	$25,101	$5,414	$89,825
Chicago	26,918	6,855	1,990	$35,763
Key West	21,142	5,470	2,824	$29,436
Los Angeles	31,227	4,660	3,175	$39,062
New York	44,319	2,975	7,415	$54,709
San Diego Downtown	18,195	3,611	1,524	$23,330
San Francisco	68,304	11,444	7,286	$87,034
Washington, DC	60,278	14,184	4,717	$79,179
Other (1)	45,395	26,309	10,283	$81,987
	$375,088	$100,609	$44,628	$520,325

(1)
For the three and six months ended June 30, 2018, other includes Chaminade Resort and Conference Center in Santa Cruz, CA, Embassy Suites Philadelphia - Center City in Philadelphia, PA, L’Auberge Del Mar in Del Mar, CA, San Diego Paradise Point Resort and Spa and The Hilton San Diego Resort and Spa in San Diego, CA and The Heathman Hotel in Portland, OR.

	For the three months ended June 30, 2017
	Room	Food and beverage	Other operating department	Total hotel operating revenues
Boston	$39,730	$15,681	$2,455	$57,866
Chicago	18,691	5,009	1,275	$24,975
Key West	10,085	2,552	1,375	$14,012
Los Angeles	17,717	2,661	1,518	$21,896
New York	26,460	1,706	3,220	$31,386
San Diego Downtown	9,298	1,994	718	$12,010
San Francisco (1)	31,463	4,842	3,366	$39,671
Washington, DC	37,539	8,771	2,222	$48,532
Other (2)	31,402	16,092	5,969	$53,463
	$222,385	$59,308	$22,118	$303,811

	For the six months ended June 30, 2017
	Room	Food and beverage	Other operating department	Total hotel operating revenues
Boston	$61,483	$26,129	$4,649	$92,261
Chicago	26,481	7,286	2,314	$36,081
Key West	22,720	5,195	2,658	$30,573
Los Angeles	34,006	5,277	2,672	$41,955
New York	42,236	2,926	6,235	$51,397
San Diego Downtown	18,222	3,889	1,369	$23,480
San Francisco (1)	68,465	10,941	6,323	$85,729
Washington, DC	68,435	15,886	4,079	$88,400
Other (2)	58,702	34,083	12,186	$104,971
	$400,750	$111,612	$42,485	$554,847

(1)	Includes Hotel Triton which was sold on April 11, 2017.

(2)
For the three and six months ended June 30, 2017, other includes Chaminade Resort and Conference Center in Santa Cruz, CA, Embassy Suites Philadelphia - Center City in Philadelphia, PA, L’Auberge Del Mar in Del Mar, CA, San Diego Paradise Point Resort and Spa and The Hilton San Diego Resort and Spa in San Diego, CA and The Heathman Hotel in Portland, OR. Other also includes the disposition properties of Alexis Hotel (sold on March 31, 2017) and Hotel Deca (sold on January 19, 2017) in Seattle, WA, Westin Philadelphia (sold on June 29, 2017) in Philadelphia, PA and Lansdowne Resort (sold on March 22, 2017) in Lansdowne, VA.

The Company’s contract liabilities primarily relate to advance deposits received from guests and groups for future stays or events to be held at the hotels. The contract liabilities are transferred to revenue as room nights are provided and events are held.  The Company recognized $4,900 and $22,875, for the three and six months ended June 30, 2018, respectively, and $5,098 and $27,048 for the three and six months ended June 30, 2017, respectively, in revenue from the contract liabilities balance at the beginning of the year and expects the remaining contract liabilities to be recognized, generally, over the next 12 months.

9.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.
Other indirect hotel operating expenses consist of the following expenses incurred by the hotels:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
General and administrative	$24,470	$24,969	$46,733	$49,560
Sales and marketing	17,103	17,623	32,999	35,567
Repairs and maintenance	8,905	9,200	17,833	18,958
Management and incentive fees	10,635	10,943	16,589	18,169
Utilities and insurance	7,078	7,262	14,242	15,105
Franchise fees	2,161	2,501	3,809	4,338
Other expenses	701	679	1,042	1,136
Total other indirect expenses	$71,053	$73,177	$133,247	$142,833

As of June 30, 2018, LHL leased all 41 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L’Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	Hotel Vitale	San Francisco, CA
9.	Park Central San Francisco	San Francisco, CA
10.	Hotel Spero (formerly Serrano Hotel)	San Francisco, CA
11.	The Marker San Francisco	San Francisco, CA
12.	Villa Florence	San Francisco, CA
13.	Chaminade Resort and Conference Center	Santa Cruz, CA
14.	Viceroy Santa Monica	Santa Monica, CA
15.	Chamberlain West Hollywood	West Hollywood, CA
16.	Montrose West Hollywood (formerly Le Montrose Suite Hotel)	West Hollywood, CA
17.	Le Parc Suite Hotel	West Hollywood, CA
18.	The Grafton on Sunset	West Hollywood, CA
19.	Hotel George	Washington, DC
20.	Hotel Madera	Washington, DC
21.	Hotel Palomar, Washington, DC	Washington, DC
22.	Hotel Rouge	Washington, DC
23.	Mason & Rook Hotel	Washington, DC
24.	Sofitel Washington, DC Lafayette Square	Washington, DC
25.	The Donovan	Washington, DC
26.	The Liaison Capitol Hill	Washington, DC
27.	Topaz Hotel	Washington, DC
28.	Southernmost Beach Resort Key West	Key West, FL
29.	The Marker Waterfront Resort	Key West, FL
30.	Hotel Chicago	Chicago, IL
31.	Westin Michigan Avenue	Chicago, IL
32.	Hyatt Regency Boston Harbor	Boston, MA
33.	Onyx Hotel	Boston, MA
34.	The Liberty Hotel	Boston, MA
35.	Westin Copley Place	Boston, MA
36.	Gild Hall	New York, NY
37.	The Roger	New York, NY
38.	Park Central Hotel New York (shared lease with WestHouse Hotel New York)	New York, NY
39.	WestHouse Hotel New York	New York, NY
40.	The Heathman Hotel	Portland, OR
41.	Embassy Suites Philadelphia - Center City	Philadelphia, PA

10.	Income Taxes
Income tax expense was comprised of the following for the three and six months ended June 30, 2018 and 2017:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
LHL’s income tax expense (benefit)	$4,815	$4,939	$619	$(132)
Operating Partnership’s income tax expense	178	64	347	362
Total income tax expense	$4,993	$5,003	$966	$230
The Company has estimated LHL’s income tax expense for the six months ended June 30, 2018 by applying an estimated combined federal and state effective tax rate of 29.5% to LHL’s net income of $1,923. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows:

		Fair Value Measurements at
		June 30, 2018	December 31, 2017
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$22,070	$10,893
Derivative interest rate instruments	Accounts payable and accrued expenses	$0	$0
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Borrowings under credit facilities	$0	$0	$0	$0
Term loans	$855,000	$857,311	$855,000	$857,577
Bonds payable	$0	$0	$42,500	$42,500
Mortgage loan	$225,000	$223,909	$225,000	$224,429
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loan using interest rates ranging from 1.4% to 2.3% as of June 30, 2018 and December 31, 2017 with a weighted average effective interest rate of 1.6%. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s.
At June 30, 2018 and December 31, 2017, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and distributions payable were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

12.	Earnings Per Common Share
The limited partners’ outstanding common units in the Operating Partnership (which may be converted to common shares) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income or loss would also be added back to net income or loss. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards expected to vest that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common shareholders used in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of noncontrolling interests in the earnings per share calculations.
The computation of basic and diluted earnings per common share is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to common shareholders	$31,555	$55,522	$20,477	$131,606
Dividends paid on unvested restricted shares	(60)	(120)	(179)	(242)
Undistributed earnings attributable to unvested restricted shares	(16)	(11)	0	(57)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$31,479	$55,391	$20,298	$131,307
Denominator:
Weighted average number of common shares - basic	110,115,770	112,951,714	111,134,064	112,937,794
Effect of dilutive securities:
Compensation-related shares	436,450	390,437	418,405	409,786
Weighted average number of common shares - diluted	110,552,220	113,342,151	111,552,469	113,347,580
Earnings per Common Share - Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.29	$0.49	$0.18	$1.16
Earnings per Common Share - Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.28	$0.49	$0.18	$1.16

13.	Supplemental Information to Statements of Cash Flows

	For the six months ended
	June 30,
	2018	2017
Interest paid, net of capitalized interest	$19,365	$17,894
Interest capitalized	253	171
Income taxes (refunded) paid, net	(3,007)	1,044
(Decrease) increase in distributions payable on common shares	(26,151)	58
Decrease in distributions payable on preferred shares	0	(1,289)
Write-off of fully amortized debt issuance costs	669	5,119
(Decrease) increase in accrued capital expenditures	(849)	1,280
Grant of nonvested shares and awards to employees and executives, net	7,105	7,698
Issuance of common shares for Board of Trustees compensation	557	1,240
In conjunction with the sale of properties, the Company disposed of the following assets and liabilities:
Sale proceeds, net of closing costs	$0	$398,147
Other assets	0	10,760
Liabilities	0	(6,625)
Proceeds from sale of properties	$0	$402,282

14.	Subsequent Events
The Company paid the following common and preferred dividends subsequent to June 30, 2018:

Security Type	Dividend per Share/Unit (1)	For the Quarter Ended	Record Date	Date Paid
Common Shares/Units	$0.23	June 30, 2018	June 29, 2018	July 16, 2018
6.375% Series I Preferred Shares	$0.40	June 30, 2018	June 29, 2018	July 16, 2018
6.3% Series J Preferred Shares	$0.39	June 30, 2018	June 29, 2018	July 16, 2018
(1) Amounts are rounded to the nearest whole cent for presentation purposes.
On August 7, 2018, pursuant to the terms of the March 19, 2015 Awards, the executives earned 29,044 shares, or 118.0% of the 24,613 target number of shares with a three-year performance period beginning with the closing price of the Company’s common shares on June 30, 2015 and ending with the closing price of the Company’s common shares on June 30, 2018. The executives also will receive a cash payment of $174 on the earned shares equal to the value of all dividends paid on common shares from July 1, 2015 until the determination date, August 7, 2018. All of the earned shares vested immediately on August 7, 2018 and, as of August 8, 2018, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares. These common shares were issued under the 2014 Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I - Item 1 of this report.
Forward-Looking Statements
This report, together with other statements and information publicly disseminated by LaSalle Hotel Properties (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “plan,” “seek,” “should,” “will” or similar expressions. Forward-looking statements in this report include, among others, statements about the proposed Mergers (as defined below), the Company’s business strategy, including its acquisition and development strategies, industry trends, estimated revenues and expenses, estimated costs and durations of renovation or restoration projects, estimated insurance recoveries, ability to realize deferred tax assets, expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital) and the amount and timing of future cash distributions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•	the Company’s ability to obtain the shareholder approval required to consummate the Mergers;

•	the satisfaction or waiver of other conditions to closing in the Merger Agreement (as defined below) or the failure of the Mergers to close for any other reason;

•	the occurrence of any change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement;

•	the outcome of the legal proceedings that have been, or may be, instituted against the Company and others related to the Mergers and the Merger Agreement;

•
unanticipated difficulties or expenditures relating to the Mergers, the response of business partners, hotel operators and competitors to the announcement and pendency of the Mergers, and potential difficulties in employee retention as a result of the announcement and pendency of the Mergers;

•
the Company’s exclusive remedy against the counterparties to the Merger Agreement with respect to any breach of the Merger Agreement being to seek payment of the parent termination fee, which may not be adequate to cover the Company’s damages;

•	the Company’s restricted ability to pay dividends to its common shareholders pursuant to the Merger Agreement;

•	the response of activist investors to the Mergers;

•	uncertainties regarding future actions that may be taken by Pebblebrook Hotel Trust (“Pebblebrook”) in furtherance of its unsolicited proposal and solicitation of proxies;

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
As of June 30, 2018, the Company owned interests in 41 hotels with approximately 10,450 guest rooms located in seven states and the District of Columbia. Each hotel is leased to LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2018 and December 2020. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at June 30, 2018. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at June 30, 2018.
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
During the second quarter of 2018, the Company’s hotels continued to operate within a generally positive environment. All of the economic indicators the Company tracks were encouraging throughout the quarter. On the more positive side, consumer confidence remains at an elevated level and corporate profits reported thus far for the second quarter have been strong. Unemployment remains low at 3.9% and enplanements have been steady, with airline capacity increases expected to continue in 2018. Similarly, U.S. GDP growth estimates for 2018 have been stable. The U.S. lodging industry benefited from a positive economic landscape overall. The industry RevPAR grew at a rate of 4.0% during the quarter, with lodging industry demand up by 3.1% and supply increasing by 2.0%. Industry-wide pricing was moderate, leading to average daily rate (“ADR”) growth of 2.9%. The Company’s portfolio benefited from the operating environment, with portfolio-wide occupancy of 88.6% for the quarter. The Company’s RevPAR increased during the quarter by 1.7% due to higher ADR and occupancy.
For the second quarter of 2018, the Company had net income attributable to common shareholders of $31.6 million, or $0.28 per diluted share. FFO attributable to common shareholders and unitholders was $78.4 million, or $0.71 per diluted share/unit (based on 110,697,443 weighted average shares and units outstanding during the three months ended June 30, 2018) and EBITDAre was $98.0 million. RevPAR for the hotel portfolio was $230.96, which was an increase of 1.7% compared to the same period in 2017. Occupancy increased by 0.6% and ADR was up by 1.1%.
Please refer to “Non-GAAP Financial Measures” for a detailed discussion of the Company’s use of FFO, EBITDA and EBITDAre and a reconciliation of FFO, EBITDA and EBITDAre to net income or loss, a measurement computed in accordance with U.S. generally accepted accounting principles (“GAAP”).
Unsolicited Takeover Offers and Pending Mergers
On March 6, 2018, the Company received an unsolicited proposal from Pebblebrook to acquire all of the Company’s outstanding common shares in an all-stock transaction. In consultation with its financial and legal advisors, the Company’s Board of Trustees unanimously determined that the Pebblebrook proposal was insufficient from both price and mix of consideration perspectives and was therefore not in the best interests of the Company’s shareholders. Subsequently, the Company received a revised unsolicited proposal from Pebblebrook on April 13, 2018 and a further revised unsolicited proposal from Pebblebrook on April 20, 2018.

On May 20, 2018, the Company, the Operating Partnership, BRE Landmark Parent L.P. (“Parent”), BRE Landmark L.P. (“Merger Sub”) and BRE Landmark Acquisition L.P. (“Merger OP”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger OP will merge with and into the Operating Partnership (the “Partnership Merger”), and, immediately following the Partnership Merger, the Company will merge with and into Merger Sub (the “Company Merger” and, together with the Partnership Merger, the “Mergers”). Upon completion of the Partnership Merger, the Operating Partnership will survive and the separate existence of Merger OP will cease. Upon completion of the Company Merger, Merger Sub will survive and the separate existence of the Company will cease. See “Part I—Financial Information—Item 1. Financial Statements—1. Organization—Agreement and Plan of Merger” of this report for a more detailed discussion of the pending Mergers.
Following the announcement of the execution of the Merger Agreement, the Company received another unsolicited proposal from Pebblebrook on June 11, 2018. In consultation with its financial and legal advisors, the Company’s Board of Trustees determined that the Pebblebrook proposal to acquire the Company received on June 11, 2018 did not constitute, and could not reasonably be expected to lead to, a Superior Proposal (as defined in the Merger Agreement).
On July 20, 2018, the Company received a letter from Pebblebrook reconfirming its previously announced unsolicited proposal to acquire the Company.  In consultation with its financial and legal advisors, the Company’s Board of Trustees determined that the unsolicited proposal to acquire the Company received from Pebblebrook on July 20, 2018 did not constitute, and could not reasonably be expected to lead to, a Superior Proposal.
On July 30, 2018, the Company filed a definitive proxy statement with the Securities and Exchange Commission (“SEC”) in connection with the special meeting of shareholders to vote on the proposal to approve the Company Merger and other transactions contemplated by the Merger Agreement, which will be held on September 6, 2018.
Also on July 30, 2018, Pebblebrook filed a definitive proxy statement with the SEC in order to solicit proxies from the Company’s shareholders to vote against each of the proposals to be voted on at the special meeting of shareholders relating to the Mergers.
The Mergers are expected to close in September 2018, although closing is subject to various conditions, including the approval of the Company Merger by the Company’s common shareholders, and therefore, the Company cannot provide any assurance that the Mergers will close in a timely manner or at all. The Company’s ability to execute on its business plan could be adversely impacted by operating restrictions included in the Merger Agreement, including restrictions on acquiring new assets and raising additional capital. The Company has incurred and will incur a variety of merger-related costs which, while not recurring in nature, will not be recoverable if the Mergers are not consummated. See the Company’s definitive proxy statement on Schedule 14A and the risk factors contained below under the heading “Part II—Other Information—Item 1A. Risk Factors” and elsewhere in this report for a description of conditions related to the Mergers that could adversely affect the Company’s results of operations.
Update on Key West Resorts
After both resorts closed on September 6, 2017 to comply with all mandatory evacuations of the island ahead of Hurricane Irma, the Southernmost Beach Resort Key West and The Marker Waterfront Resort were fully open as of the end of December 2017 and operated at full availability throughout the first and second quarter of 2018.
The Company maintains property, flood, fire and business interruption insurance at its two resorts in Key West. For the combined properties, insurance is subject to deductibles of approximately $5.0 million in total which encompasses both property and business interruption coverage. The Company has filed its claim relating to Hurricane Irma lost revenue and property damage, and will continue working with its insurance carriers to finalize the claim for the lost revenue under its business interruption coverage for both the Key West properties and for property damages in excess of its deductible amounts. The Company has recognized insurance gains of $3.3 million related to its Hurricane Irma claim through June 30, 2018; $2.6 million of business interruption revenue and $0.7 million of property damage revenue, based on the second proof of loss statements agreed to by the insurance carriers.
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
Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017
Industry travel was stronger during the three months ended June 30, 2018, compared to the same prior year period. Industry demand grew at a faster rate than industry supply grew, which kept industry occupancy at a high level, and led to moderate pricing power and ADR growth during the period. With respect to the Company’s hotels, occupancy was higher by 0.6% during the three months ended June 30, 2018 and ADR increased 1.1%, which resulted in RevPAR growth of 1.7% year-over-year. Excluding the Company’s hotels managed by IHG/Kimpton and Marriott/Starwood, RevPAR increased 3.7% versus last year. For reference, Kimpton has been working on systems integration with the IHG platform throughout 2018 and Marriott has been doing the same with Starwood’s former systems.
Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, decreased a net $2.6 million from $303.8 million in 2017 to $301.2 million in 2018. This decrease is primarily due to the sale of the 2017 hotel dispositions in the second quarter, which consist of the sales of Hotel Triton and Westin Philadelphia (collectively, the “2017 Q2 Disposition Properties”). The 2017 Q2 Disposition Properties, which are not comparable year-over-year, contributed $9.0 million to the decrease in hotel operating revenues. In addition, hotel operating revenues for Westin Copley Place and Montrose West Hollywood (formerly Le Montrose Suite Hotel) decreased $1.6 million and $0.8 million, respectively, as a result of guest room renovations that commenced in the fourth quarter of 2017.
These decreases are partially offset by a $5.8 million increase in hotel operating revenues from the six hotel properties in the San Francisco market, which was attributed to improved market conditions and increased city wide events. Furthermore, stronger market conditions and superior revenue management contributed to increases in hotel operating revenues at Park Central New York and WestHouse Hotel New York and The Liberty Hotel, of $1.9 million and $1.4 million, respectively.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, decreasing a net $0.3 million across the 30 additional hotels in the portfolio.
Other Income
Other income increased $0.2 million from $3.2 million in 2017 to $3.4 million in 2018 primarily due to higher retail lease income, partially offset by overall decreases from insurance proceeds, and miscellaneous revenue. The Company has filed its claim relating to Hurricane Irma lost revenue and property damage, and will continue working with its insurance carriers to finalize the claim for the lost revenue under its business interruption coverage for both the Key West properties and for property damages in excess of its deductible amounts. The Company has recognized insurance gains of $1.5 million related to its Hurricane Irma claim in the second quarter of 2018; $1.3 million of business interruption revenue and $0.2 million of property damage revenue, based on the second proof of loss statements agreed to by the insurance carriers. The Hurricane Irma recoveries were offset in the quarter by other insurance recoveries unrelated to Hurricane Irma that were recognized in 2017.
Hotel Operating Expenses
Hotel operating expenses decreased a net $1.6 million from $171.2 million in 2017 to $169.6 million in 2018. This overall decrease is primarily due to the sales of the 2017 Q2 Disposition Properties, which are not comparable year-over-year. These properties contributed $4.9 million to the decrease in hotel operating expenses. The decreases are partially offset by the six hotel properties in the San Francisco market, which contributed a $2.2 million increase, that corresponds to the increased revenues.

Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $1.1 million across the 35 additional hotels in the portfolio.
Depreciation and Amortization
Depreciation and amortization expense increased $2.8 million from $44.1 million in 2017 to $46.9 million in 2018. Depreciation and amortization expense attributable to the 2017 Q2 Disposition Properties, which are not comparable year-over-year, decreased $0.8 million. Depreciation and amortization expense across the remainder of the portfolio increased a net $3.6 million due to the depreciation of new assets placed into service reflecting the Company’s recent renovation activity, most notably Westin Copley Place and San Diego Paradise Point Resort and Spa.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $2.2 million from $14.1 million in 2017 to $16.3 million in 2018. The 2018 increase is mostly attributable to a $1.1 million decrease in real estate taxes from a property in San Francisco as a result of an assessment finalization in 2017. The increase is partially offset by the 2017 Q2 Disposition Properties, which are not comparable year-over-year, which decreased $0.3 million.
Real estate taxes, and personal property taxes increased by $1.2 million across the remaining hotels in the portfolio due primarily to increased property values or tax rates at certain properties, which were slightly offset by successful real estate tax appeals. Insurance expense increased by $0.2 million reflecting slightly higher premiums throughout the portfolio.
Ground Rent
Ground rent increased $0.4 million from $3.8 million in 2017 to $4.2 million in 2018 primarily due to a $0.3 million credit received in 2017 at a San Diego property as a result of an operational audit. Ground rent at the other subject properties remained relatively constant. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance.
General and Administrative
General and administrative expense remained relatively constant, decreasing by $0.2 million from $6.9 million in 2017 to $6.7 million in 2018.
Costs Related to the Mergers and Unsolicited Takeover Offers
The Company incurred $8.7 million in costs related to the Mergers and the evaluation of unsolicited takeover offers in 2018. See “Unsolicited Takeover Offers and Pending Mergers” above.
Other Expenses
Other expenses remained flat at $1.6 million in 2017 and 2018. An increase in management transition expenses, severance and pre-opening costs were offset by a decrease in losses from property damage, which are largely covered by insurance proceeds.
Interest Income
Interest income increased $0.3 million from $0.3 million in 2017 to $0.6 million in 2018 as a result of interest earned on invested funds.
Interest Expense
Interest expense increased $1.1 million from $9.4 million in 2017 to $10.5 million in 2018 due to an increase in the weighted average interest rate, partially offset by a decrease in the Company’s weighted average debt outstanding. The Company’s weighted average interest rate, including the effect of capitalized interest, increased from 2.94% in 2017 to 3.49% in 2018. This increase is due in part to an increase in the Westin Copley Place’s mortgage loan variable interest rate from a weighted average interest rate of 2.76% for the quarter ended June 30, 2017 to 3.67% for the quarter ended June 30, 2018. Additionally, this increase is attributable to an increase in the fixed all-in interest rate on the First Term Loan (as defined below) due to the Company entering into new interest rate swap agreements in August 2017 to replace the maturing interest rate swap agreements entered into to hedge the variable interest rate on the First Term Loan. The fixed all-in interest rates for the First Term Loan were 2.23% and 3.23% as of June 30, 2017 and 2018, respectively.

The Company’s weighted average debt outstanding decreased from $1.15 billion in 2017 to $1.10 billion in 2018 primarily due to the repayment of the Massport Bonds on March 1, 2018 (as discussed below) and the sale of Hotel Triton, which was subject to a capital lease obligation, in April 2017. Interest capitalized on renovations was $0.1 million in both periods.
Income Tax Expense
Income tax expense remained flat at $5.0 million for both 2017 and 2018. This is primarily the result of a decrease in LHL’s estimated combined federal and state effective tax rates from 39.2% in 2017 to 29.5% in 2018, partially offset by an increase in LHL’s net income before income tax expense of $3.8 million from $12.4 million in 2017 to $16.2 million in 2018. For the quarter ended June 30, 2018, LHL’s income tax expense was calculated using an estimated combined federal and state effective tax rate of 29.5%.
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
Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At June 30, 2018, third party limited partners held 0.1% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $0.3 million from $4.4 million in 2017 to $4.1 million in 2018 due to decreased distributions on the 7.5% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share (the “Series H Preferred Shares”), which were redeemed on May 4, 2017.
Issuance Costs of Redeemed Preferred Shares
Issuance costs of redeemed preferred shares of $2.4 million in 2017 represent the offering costs related to the Series H Preferred Shares, which were redeemed on May 4, 2017. The excess of fair value over carrying value (i.e. offering costs) is included in the determination of net income attributable to common shareholders.
Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017
The economic environment was positive during the first half of the year. Industry demand increased during the first half of 2018 and outpaced supply growth. As a result, industry-wide pricing has been moderate. With respect to the Company’s hotels, occupancy decreased by 1.4% during the six months ended June 30, 2018 and ADR was down 1.0%, which resulted in a RevPAR decline of 2.4% year-over-year. Several of the Company’s hotels were more heavily impacted than the overall industry by the comparison to the Presidential Inauguration in January 2017, increased renovation displacement in 2018 and IHG/Kimpton and Marriott/Starwood systems integration in 2018. Excluding these anomalies, the Company’s RevPAR increased 2.3% during the six months ended June 30, 2018.
Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, decreased a net $34.5 million from $554.8 million in 2017 to $520.3 million in 2018. This decrease is primarily due to the sale of the 2017 hotel dispositions, which consist of the sales of Hotel Deca, Lansdowne Resort, Alexis Hotel, Hotel Triton and Westin Philadelphia (collectively, the “2017 Disposition Properties”). The 2017 Disposition Properties, which are not comparable year-over-year, contributed $27.5 million to the decrease in hotel operating revenues. Additionally, two of the Company’s markets experienced significant decreases in hotel operating revenues. The nine Washington, DC hotel properties had a combined $9.2 million decrease primarily due to the 2017 Presidential Inauguration, an overall softer market and certain issues with the IHG and Kimpton reservation system integration; and the two Key West hotel properties experienced a decrease of $1.2 million as the market is slowly recovering from the impact of Hurricane Irma. In addition, hotel operating revenues for Westin Copley Place, Montrose West Hollywood and Chamberlain West Hollywood decreased $4.7 million, $1.8 million and $1.7 million, respectively, as a result of guest room renovations that commenced in the fourth quarter of 2017.
These decreases are partially offset by a net $3.6 million increase in hotel operating revenues from the six hotel properties in the San Francisco market, which was attributed to improved market conditions and increased city wide events. Furthermore, stronger market conditions and superior revenue management contributed to increases in hotel operating revenues at Park Central New York and WestHouse Hotel New York, The Liberty Hotel and L’Auberge Del Mar, of $3.0 million, $2.3 million and $1.3 million, respectively.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, increasing a net $1.4 million across the 17 additional hotels in the portfolio.
Other Income
Other income increased $0.7 million from $6.6 million in 2017 to $7.3 million in 2018 primarily due to higher retail lease income, higher gains from insurance proceeds, and increased miscellaneous revenue. The Company has filed its claim relating to Hurricane Irma lost revenue and property damage, and will continue working with its insurance carriers to finalize the claim for the lost revenue under its business interruption coverage for both the Key West properties and for property damages in excess of its deductible amounts. The Company has recognized insurance gains of $3.3 million related to its Hurricane Irma claim through June 30, 2018; $2.6 million of business interruption revenue and $0.7 million of property damage revenue, based on the second proof of loss statements agreed to by the insurance carriers. The Hurricane Irma recoveries were offset in the period by other insurance recoveries unrelated to Hurricane Irma that were recognized in 2017.
Hotel Operating Expenses
Hotel operating expenses decreased a net $17.7 million from $336.5 million in 2017 to $318.8 million in 2018. This overall decrease is primarily due to the sales of the 2017 Disposition Properties, which are not comparable year-over-year. These properties contributed $19.2 million to the decrease in hotel operating expenses. Additionally, two of the Company’s markets, Washington, DC and Key West had decreases of $3.5 million and $0.7 million, respectively, that correspond to the lower revenue in each market. Due to a guest room renovation that commenced in the fourth quarter of 2017, Westin Copley Place further contributed to the decrease by $1.2 million.
These decreases are partially offset by increases from the six hotel properties in the San Francisco market, The Liberty Hotel, Park Central New York and WestHouse Hotel New York, and L’Auberge Del Mar, for $1.9 million, $1.7 million, $1.0 million and $0.6 million, respectively, that corresponds to the increased revenues at these properties.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $1.7 million across the 19 additional hotels in the portfolio.
Depreciation and Amortization
Depreciation and amortization expense increased $0.9 million from $91.3 million in 2017 to $92.2 million in 2018. Depreciation and amortization expense attributable to the 2017 Disposition Properties, which are not comparable year-over-year, decreased $4.2 million. Depreciation and amortization expense across the remainder of the portfolio increased a net $5.1 million due to the depreciation of new assets placed into service reflecting the Company’s recent renovation activity, most notably Westin Copley Place and San Diego Paradise Point Resort and Spa.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $2.1 million from $30.2 million in 2017 to $32.3 million in 2018. The 2018 increase is mostly attributable to a $1.1 million decrease in real estate taxes from a property in San Francisco as a result of an assessment finalization in 2017, as well as increased assessments at various properties, most notably Westin Michigan Avenue, for $0.6 million.
These increases are partially offset by the 2017 Disposition Properties, which are not comparable year-over-year, which decreased $1.1 million.
Real estate taxes and personal property taxes increased $1.4 million across the remaining hotels in the portfolio primarily due to increased property values or tax rates at certain properties, which were slightly offset by successful real estate tax appeals.

Insurance expense remained relatively constant, increasing by $0.1 million reflecting slightly higher premiums throughout the portfolio.
Ground Rent
Ground rent increased $0.9 million from $7.2 million in 2017 to $8.1 million in 2018 primarily due to a $0.7 million credit received in 2017 at a San Diego property as a result of an operational audit. Ground rent at the other subject properties remained relatively constant. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance.
General and Administrative
General and administrative expense remained relatively constant, decreasing by $0.3 million from $13.5 million in 2017 to $13.2 million in 2018.
Costs Related to the Mergers and Unsolicited Takeover Offers
The Company incurred $11.3 million in costs related to the Mergers and the evaluation of unsolicited takeover offers in 2018. See “Unsolicited Takeover Offers and Pending Mergers” above.
Other Expenses
Other expenses decreased $0.7 million from $3.5 million in 2017 to $2.8 million in 2018. The overall decrease is primarily due to a $1.8 million decrease in losses from property damage, which are largely covered by insurance proceeds, and a $0.2 million decrease in miscellaneous expense. These decreases are partially offset by $1.0 million net increase in management transition expenses, severance and pre-opening costs and $0.3 million increase in retail expenses.
Interest Income
Interest income increased $0.9 million from $0.5 million in 2017 to $1.4 million in 2018 as a result of interest earned on invested funds.
Interest Expense
Interest expense increased $1.3 million from $19.3 million in 2017 to $20.6 million in 2018 due to an increase in the weighted average interest rate, partially offset by a decrease in the Company’s weighted average debt outstanding. The Company’s weighted average interest rate, including the effect of capitalized interest, increased from 2.98% in 2017 to 3.40% in 2018. This increase is due in part to an increase in the Westin Copley Place’s mortgage loan variable interest rate from a weighted average interest rate of 2.65% for the six months ended June 30, 2017 to 3.51% for the six months ended June 30, 2018. Additionally, this increase is attributable to an increase in the fixed all-in interest rate on the First Term Loan due to the Company entering into new interest rate swap agreements in August 2017 to replace the maturing interest rate swap agreements entered into to hedge the variable interest rate on the First Term Loan. The fixed all-in interest rates for the First Term Loan were 2.23% and 3.23% as of June 30, 2017 and 2018, respectively.
The Company’s weighted average debt outstanding decreased from $1.16 billion in 2017 to $1.12 billion in 2018 primarily due to the repayment of the Massport Bonds on March 1, 2018 and the sale of Hotel Triton, which was subject to a capital lease obligation, in April 2017. Interest capitalized on renovations increased $0.1 million from $0.2 million in 2017 to $0.3 million in 2018.
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
Income Tax Expense
Income tax expense increased $0.8 million from $0.2 million in 2017 to $1.0 million in 2018. This increase is primarily the result of an increase in LHL’s net income before income tax expense of $2.5 million from a net loss before income tax benefit of $0.6 million in 2017 to net income before income tax expense of $1.9 million in 2018, slightly offset by a decrease in LHL’s estimated combined federal and state effective tax rate from 39.2% in 2017 to 29.5% in 2018. For the six months ended June 30, 2018, LHL’s income tax expense was calculated using an estimated combined federal and state effective tax rate of 29.5%.
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
Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At June 30, 2018, third party limited partners held 0.1% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $1.6 million from $9.8 million in 2017 to $8.2 million in 2018 due to decreased distributions on the Series H Preferred Shares, which were redeemed on May 4, 2017.
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
The following is a reconciliation between net income and FFO and FFO attributable to common shareholders and unitholders for the three and six months ended June 30, 2018 and 2017 (in thousands, except share and unit data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$35,739	$62,401	$28,775	$144,000
Depreciation	46,695	43,928	91,849	91,059
Amortization of deferred lease costs	123	91	243	170
Gain on sale of properties	0	(11,156)	0	(85,514)
FFO (1)	$82,557	$95,264	$120,867	$149,715
Distributions to preferred shareholders	(4,115)	(4,387)	(8,231)	(9,792)
Issuance costs of redeemed preferred shares	0	(2,401)	0	(2,401)
FFO attributable to common shareholders and unitholders (1)	$78,442	$88,476	$112,636	$137,522
Weighted average number of common shares and units outstanding:
Basic	110,260,993	113,096,937	111,279,287	113,083,017
Diluted	110,697,443	113,487,374	111,697,692	113,492,803
(1) FFO and FFO attributable to common shareholders and unitholders include $8.7 million and $11.3 million in costs incurred in connection with the Mergers and the evaluation of unsolicited takeover offers during the three and six months ended June 30, 2018, respectively.

The following is a reconciliation between net income and EBITDA and EBITDAre for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$35,739	$62,401	$28,775	$144,000
Interest expense	10,458	9,423	20,618	19,250
Income tax expense	4,993	5,003	966	230
Depreciation and amortization	46,857	44,066	92,172	91,329
EBITDA (1)	$98,047	$120,893	$142,531	$254,809
Gain on sale of properties	0	(11,156)	0	(85,514)
EBITDAre (1)	$98,047	$109,737	$142,531	$169,295
(1) EBITDA and EBITDAre include $8.7 million and $11.3 million in costs incurred in connection with the Mergers and the evaluation of unsolicited takeover offers during the three and six months ended June 30, 2018, respectively.
Off-Balance Sheet Arrangements
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (i) certain non-routine repairs and maintenance to the hotels and (ii) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of June 30, 2018, the Company held a total of $14.0 million of restricted cash reserves, $12.3 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.
Liquidity and Capital Resources
The Merger Agreement, discussed in “Part I—Financial Information—Item 1. Financial Statements—1. Organization—Agreement and Plan of Merger” and elsewhere within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, contains provisions which restrict or prohibit certain capital expenditures as well as certain capital transactions typically used to fund the Company’s short- and long-term liquidity requirements. In particular, the Company is subject to various restrictions under the Merger Agreement on raising additional capital, issuing additional equity or debt, repurchasing equity or debt, and entering into certain acquisition and disposition transactions, among other restrictions. Until the Mergers close, or the Merger Agreement is terminated, the Company’s liquidity requirements will primarily be funded with net cash provided by operating activities and certain other capital activities allowed under the Merger Agreement.
The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company’s hotels. Subject to the restrictions under the Merger Agreement, additional sources of cash are the Company’s senior unsecured credit facility, LHL’s unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company’s 40 unencumbered properties (subject to certain terms and conditions of the credit agreement) as of June 30, 2018, the sale of one or more properties (subject to certain conditions of the management agreements at three of the Company’s properties), debt or equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership.
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

Debt Summary
Debt as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	June 30, 2018	December 31, 2017
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2021 (a)	$0	$0
LHL unsecured credit facility	Floating (b)	January 2021 (b)	0	0
Total borrowings under credit facilities			0	0
Term loans
First Term Loan	Floating/Fixed (c)	January 2022	300,000	300,000
Second Term Loan	Floating/Fixed (c)	January 2021	555,000	555,000
Debt issuance costs, net			(1,512)	(1,805)
Total term loans, net of unamortized debt issuance costs			853,488	853,195
Massport Bonds
Hyatt Regency Boston Harbor (taxable)	Floating (d)	- (d)	0	5,400
Hyatt Regency Boston Harbor (tax exempt)	Floating (d)	- (d)	0	37,100
Debt issuance costs, net			0	(6)
Total bonds payable, net of unamortized debt issuance costs			0	42,494
Mortgage loan
Westin Copley Place	Floating (e)	August 2019 (e)	225,000	225,000
Debt issuance costs, net			(85)	(568)
Total mortgage loan, net of unamortized debt issuance costs			224,915	224,432
Total debt			$1,078,403	$1,120,121

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at June 30, 2018 and December 31, 2017. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at June 30, 2018 and December 31, 2017. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for the First Term Loan (as defined below) and the Second Term Loan (as defined below). At June 30, 2018 and December 31, 2017, the Company had interest rate swaps on the full amounts outstanding. See “Derivative and Hedging Activities” below. At June 30, 2018 and December 31, 2017, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 3.23% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Company repaid the Massport Bonds on their maturity date, March 1, 2018, with available cash. The bonds bore interest based on weekly floating rates. The interest rates as of December 31, 2017 were 1.70% and 1.78% for the $5,400 and $37,100 bonds, respectively.

(e)
On June 11, 2018, the Company exercised its first available option to extend the maturity date to August 14, 2019. There are two remaining options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). Effective the second quarter of 2018 through August 14, 2019, the mortgage loan bears interest at a variable rate of LIBOR plus 1.75%. The interest rate as of June 30, 2018 was LIBOR plus 1.75%, which equaled 3.83%. The interest rate as of December 31, 2017 was LIBOR plus 1.75%, which equaled 3.23%. The mortgage loan allows for prepayments without penalty, subject to certain terms and conditions.

A summary of the Company’s interest expense and weighted average interest rates for unswapped variable rate debt for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest Expense:
Interest incurred	$9,862	$8,852	$19,530	$17,992
Amortization of debt issuance costs	669	664	1,341	1,429
Capitalized interest	(73)	(93)	(253)	(171)
Interest expense	$10,458	$9,423	$20,618	$19,250

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	N/A	N/A	N/A	N/A
LHL unsecured credit facility	N/A	N/A	N/A	N/A
Massport Bonds (1)	N/A	0.87%	1.25%	0.79%
Mortgage loan (Westin Copley Place)	3.67%	2.76%	3.51%	2.65%
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
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Amounts reported in accumulated other comprehensive income (loss) (“AOCI”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. As of June 30, 2018, the Company has interest rate swap agreements with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan through January 10, 2022, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.23%. As of June 30, 2018, the Company has interest rate swaps with an aggregate notional amount of $555.0 million to hedge the variable interest rate on the Second Term Loan and, as a result, the fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) is 2.95% through May 16, 2019. From May 16, 2019 through the term of the Second Term Loan, the Company has interest rate swaps with an aggregate notional amount of $377.5 million to hedge a portion of the variable interest rate debt on the Second Term Loan. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following tables present the effect of derivative instruments on the Company’s consolidated statements of operations and comprehensive income, including the location and amount of unrealized gain (loss) on outstanding derivative instruments in cash flow hedging relationships, for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments		Location of (Gain) Loss Reclassified from AOCI into Net Income	Amount of (Gain) Loss Reclassified from AOCI into Net Income			Total Amount of Interest Expense Line Item Presented in the Statement of Operations
	For the three months ended			For the three months ended			For the three months ended
	June 30,			June 30,			June 30,
	2018	2017		2018		2017	2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swaps	$3,677	$(1,675)	Interest expense	$(703)	—	$498	$10,458	$9,423

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments		Location of (Gain) Loss Reclassified from AOCI into Net Income	Amount of (Gain) Loss Reclassified from AOCI into Net Income		Total Amount of Interest Expense Line Item Presented in the Statement of Operations
	For the six months ended			For the six months ended		For the six months ended
	June 30,			June 30,		June 30,
	2018	2017		2018	2017	2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swaps	$11,886	$(551)	Interest expense	$(709)	$1,483	$20,618	$19,250
As of June 30, 2018, there was $22.1 million in cumulative unrealized gain of which $22.0 million was included in AOCI and an immaterial amount was attributable to noncontrolling interests. As of December 31, 2017, there was $10.9 million in cumulative unrealized gain of which $10.9 million was included in AOCI and an immaterial amount was attributable to noncontrolling interests. The Company expects that approximately $4.0 million will be reclassified from AOCI and noncontrolling interests and recognized as an increase to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of June 30, 2018.
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
As of June 30, 2018, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans and mortgage loan.
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

		Fair Value Measurements at
		June 30, 2018	December 31, 2017
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$22,070	$10,893
Derivative interest rate instruments	Accounts payable and accrued expenses	$0	$0
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Borrowings under credit facilities	$0	$0	$0	$0
Term loans	$855,000	$857,311	$855,000	$857,577
Bonds payable	$0	$0	$42,500	$42,500
Mortgage loan	$225,000	$223,909	$225,000	$224,429
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loan using interest rates ranging from 1.4% to 2.3% as of June 30, 2018 and December 31, 2017 with a weighted average effective interest rate of 1.6%. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s.
At June 30, 2018 and December 31, 2017, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and distributions payable were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
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
The Company’s Board of Trustees authorized an expanded share repurchase program (the “Repurchase Program”) to acquire up to $600.0 million of the Company’s common shares, with repurchased shares recorded at cost in treasury. During the six months ended June 30, 2018, the Company repurchased 2,982,800 common shares under the Repurchase Program for a total of $74.5 million, including commissions of $0.1 million. As of June 30, 2018, the Company has availability under the Repurchase Program to acquire up to $495.4 million of common shares. Subject to the restrictions under the Merger Agreement, the timing, manner, price and actual number of shares repurchased, if any, will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to repurchase any specific dollar amount or acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.
Sources and Uses of Cash
As of June 30, 2018, the Company had $220.8 million of cash and cash equivalents and $14.0 million of restricted cash reserves, $12.3 million of which was available for future capital expenditures. Additionally, the Company had $747.9 million available under the Company’s senior unsecured credit facility, with $2.1 million reserved for outstanding letters of credit, and $25.0 million available under LHL’s unsecured credit facility.
Net cash provided by operating activities was $126.9 million for the six months ended June 30, 2018 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.
Net cash used in investing activities was $80.0 million for the six months ended June 30, 2018 primarily due to outflows for improvements and additions at the hotels.
Net cash used in financing activities was $227.0 million for the six months ended June 30, 2018 primarily due to repayment of the Massport Bonds, payment for the repurchase of common shares under the Repurchase Program, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. Under the terms of the Merger Agreement, the Company was permitted to pay a cash dividend of $0.225 per common share on July 16, 2018 for the quarter ended June 30, 2018, but will not be permitted to pay common share dividends for any quarter thereafter, subject to certain exceptions. Subject to the restrictions under the Merger Agreement, the Company anticipates that these needs will be met with available cash on hand, cash flows provided by operating activities, borrowings under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 40 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at three of the Company’s properties), debt or equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership. The Company also considers capital improvements and property acquisitions as short-term needs that, subject to the restrictions under the Merger Agreement, will be funded either with cash flows provided by operating activities, utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 40 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at three of the Company’s properties) or the issuance of additional equity securities.
Subject to the restrictions under the Merger Agreement, the Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 40 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at three of the Company’s properties), estimated cash flows from operations, debt or equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved.
Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Company’s reserve funds.
Contractual Obligations
The following is a summary of the Company’s obligations and commitments as of June 30, 2018 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loan	$225,000	$0	$225,000	$0	$0
Mortgage loan interest (1)	10,508	8,737	1,771	0	0
Borrowings under credit facilities	0	0	0	0	0
Credit facilities interest (2)	0	0	0	0	0
Capital and operating leases (3)	571,532	11,555	23,413	23,880	512,684
Term loans	855,000	0	555,000	300,000	0
Term loans interest (4)	79,447	26,572	47,672	5,203	0
Purchase commitments (5)
Purchase orders and letters of commitment	23,745	23,745	0	0	0
Total obligations and commitments	$1,765,232	$70,609	$852,856	$329,083	$512,684

(1)	Interest expense is calculated based on the variable rate as of June 30, 2018 for Westin Copley Place.

(2)	Interest expense, if applicable, is calculated based on the variable rate as of June 30, 2018.

(3)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease, including available extension options. Rents on ground leases may be subject to adjustments based on future interest rates and hotel performance.

(4)
The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the First Term Loan, resulting in a fixed all-in interest rate of 3.23%, at the Company’s current leverage ratio (as defined in the agreements) through January 10, 2022, the First Term Loan’s maturity date. The Company entered into separate interest rate swap agreements for the Second Term Loan, resulting in a fixed all-in interest rate of 2.95% at the Company’s current leverage ratio (as defined in the agreements). The $377.5 million portion of the Second Term Loan is fixed through its maturity date of January 29, 2021 and the $177.5 million portion of the Second Term Loan is fixed through May 16, 2019, the interest rate swaps’ maturity date. It is assumed that the outstanding debt as of June 30, 2018 will be repaid upon maturity with fixed interest-only payments through the swapped periods and interest calculated based on the variable rate as of June 30, 2018 for the unswapped period of the Second Term Loan.

(5)
As of June 30, 2018, purchase orders and letters of commitment totaling approximately $23.7 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels
The following table sets forth pro forma historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio owned as of June 30, 2018 for the three and six months ended June 30, 2018 and 2017:

	For the three months ended			For the six months ended
	June 30,			June 30,
	2018	2017	Variance	2018	2017	Variance
Occupancy	88.6%	88.1%	0.6%	81.8%	83.0%	(1.4%)
ADR	$260.57	$257.75	1.1%	$242.39	$244.78	(1.0%)
RevPAR	$230.96	$227.18	1.7%	$198.28	$203.13	(2.4%)
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
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The Company’s primary market risk is its exposure to changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of June 30, 2018, $225.0 million of the Company’s aggregate indebtedness (20.8% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the First Term Loan and Second Term Loan since the Company hedged their variable interest rates to fixed interest rates.

If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $0.6 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $225.0 million, the balance as of June 30, 2018.

Item 4.	Controls and Procedures
Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2018. There were no changes to the Company’s internal control over financial reporting during the second quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On June 29, 2018, a purported class action complaint, Erie County Employees Retirement System v. LaSalle Hotel Properties, et al., No. 24-C-18-003922, was filed in the Circuit Court for Baltimore City, Maryland by purported Company shareholder Erie County Employees Retirement System in connection with the proposed Mergers. An amended complaint was filed on July 11, 2018. The amended complaint names as defendants the Company and the members of the Company’s Board of Trustees. The amended complaint alleges, among other things, that the Board of Trustees breached its duties in agreeing to the Merger Agreement, in not agreeing to a transaction with Pebblebrook, and in failing to disclose certain supposedly material information to shareholders in the preliminary proxy statement filed in connection with the Mergers. The amended complaint seeks declaratory and injunctive relief, including a preliminary injunction of the shareholder vote on the Mergers, as well as damages and attorneys’ fees and costs. Similar cases may also be filed in connection with the Mergers. The Company believes the lawsuit is without merit. However, the Company is unable to predict the developments in, outcome of, and/or economic or other consequences of this litigation or predict the developments in, outcome of, and/or other consequences arising out of any potential future litigation or government inquiries related to the Mergers.

Item 1A.	Risk Factors
The Company’s Annual Report on Form 10-K for the year ended December 31, 2017 includes detailed discussions of the Company’s risk factors under the heading “Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in the Annual Report on Form 10-K, which the Company is including in this Quarterly Report on Form 10-Q as a result of the unsolicited takeover offers from Pebblebrook and the execution of the Merger Agreement on May 20, 2018, as further described above.
There may be unexpected delays in the completion of the Mergers, or the Mergers may not be completed at all.
The Mergers are currently expected to close during the third quarter of 2018, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either the Company or Parent may terminate the Merger Agreement if the Mergers have not occurred by November 20, 2018. Certain events may delay the completion of the Mergers or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, completion of the Company Merger requires the affirmative vote of the holders of at least sixty-six and two-thirds (66 2/3%) of the Company’s outstanding common shares as of the record date for the special meeting of shareholders. If the required vote is not obtained upon a vote taken at a special meeting (including any adjournment or postponement thereof), either the Company or Parent may terminate the Merger Agreement. The Company may incur significant additional costs in connection with any delay in completing the Mergers or termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting, and other costs the Company has already incurred. The Company can neither assure you that the conditions to the completion of the Mergers will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, and the Company cannot provide any assurances as to whether or when the Mergers will be completed.

In addition, under the terms of the Merger Agreement, the Company may not declare or pay any future dividends (other than the regular quarterly dividend of $0.225 per common share for the quarter ended June 30, 2018, which has already been declared on June 15, 2018 and paid on July 16, 2018 to shareholders of record at the close of business on June 29, 2018) to the holders of the Company’s common shares during the term of the Merger Agreement without the prior written consent of Parent, subject to certain exceptions. Depending on when the Mergers are consummated, these restrictions may prevent holders of the Company’s common shares from receiving dividends that they might otherwise have received.
Failure to complete the Mergers in a timely manner or at all could negatively affect the Company’s share price and future business and financial results.
Delays in completing the Mergers or the failure to complete the Mergers at all could negatively affect the Company’s future business and financial results, and, in that event, the market price of the Company’s common shares may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Mergers will be completed. If the Mergers are not completed for any reason, the Company will not achieve the expected benefits thereof and will be subject to several risks, including the diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers, any of which could materially adversely affect the Company’s business, financial condition, results of operations and the value of the Company’s securities.
The pendency of the Mergers could adversely affect the Company’s business and operations.
In connection with the pending Mergers, some of the Company’s current or prospective hotel management companies or lenders may delay or defer decisions, which could negatively impact the Company’s revenues, earnings, cash flows and expenses, regardless of whether the Mergers are completed. In addition, under the Merger Agreement, the Company is subject to certain restrictions on the conduct of the Company’s business prior to completing the Mergers. These restrictions may prevent the Company from pursuing certain strategic transactions, acquiring and disposing assets, undertaking certain capital projects, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial. These restrictions may impede the Company’s growth, which could negatively impact the Company’s revenue, earnings and cash flows. Additionally, the pendency of the Mergers may make it more difficult for the Company to effectively recruit, retain and incentivize key personnel and may cause distractions from the Company’s strategy and day-to-day operations for current employees and management.
An adverse judgment in a lawsuit challenging the Mergers may prevent the Mergers from becoming effective within the expected timeframe or at all.
The Company and the members of the Company’s Board of Trustees have been named as defendants in a purported class action complaint challenging the Mergers and seeking, among other things, to enjoin the completion of the Mergers. The Company’s shareholders may file additional lawsuits challenging the Mergers or the other transactions contemplated by the Merger Agreement, which may name the Company and/or members of the Board of Trustees as defendants. The Company cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may delay the completion of the Mergers in the expected timeframe, or may prevent the Mergers from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of the Company’s business.
The Company’s business could be negatively affected as a result of actions by Pebblebrook or activist shareholders.
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
On July 30, 2018, Pebblebrook filed a definitive proxy statement with the SEC in order to solicit proxies from the Company’s shareholders to vote against each of the proposals to be voted on at the special meeting of shareholders relating to the Mergers. Pebblebrook’s solicitation and other activities that may be taken by Pebblebrook in furtherance of its unsolicited proposal may create uncertainty, delay the completion of the Mergers or result in a termination of the Merger Agreement. In addition, you should not assume that the actions taken by Pebblebrook are an indication that Pebblebrook, or any other party, will submit a Superior Proposal to acquire the Company or that any actions or proposed actions described by Pebblebrook in the materials they have filed with the SEC will be taken, and you should not necessarily ascribe incremental value to the Company’s common shares as a result of the possibility of such actions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of May 20, 2018, by and among BRE Landmark Parent L.P., BRE Landmark L.P., BRE Landmark Acquisition L.P., LaSalle Hotel Properties and LaSalle Hotel Operating Partnership, L.P.(1)

3.1	LaSalle Hotel Properties Fourth Amended and Restated Bylaws(2)

3.2	First Amendment to Fourth Amended and Restated Bylaws(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 9, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

_________________
(1) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2018 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2018 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2018 and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Date:	August 9, 2018	BY:	/s/ KENNETH G. FULLER
Kenneth G. Fuller
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)