Form 10-Q
period 2018-09-30
LaSalle Hotel Properties
filed 2018-11-01
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at November 1, 2018
Common Shares of Beneficial Interest ($0.01 par value)	110,397,737
6.375% Series I Cumulative Redeemable Preferred Shares ($0.01 par value)	4,400,000
6.3% Series J Cumulative Redeemable Preferred Shares ($0.01 par value)	6,000,000

LASALLE HOTEL PROPERTIES

PART I.	Financial Information

Item 1.	Financial Statements
LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets:
Investment in hotel properties, net (Note 3)	$3,253,874	$3,265,615
Property under development	18,681	49,459
Cash and cash equivalents	248,164	400,667
Restricted cash reserves (Note 5)	14,996	14,262
Hotel receivables (net of allowance for doubtful accounts of $395 and $404, respectively)	41,732	35,916
Debt issuance costs for borrowings under credit facilities, net	2,456	3,274
Deferred tax assets	1,678	2,136
Prepaid expenses and other assets	77,870	43,612
Total assets	$3,659,451	$3,814,941
Liabilities:
Borrowings under credit facilities (Note 4)	$0	$0
Term loans, net of unamortized debt issuance costs (Note 4)	853,634	853,195
Bonds payable, net of unamortized debt issuance costs (Note 4)	0	42,494
Mortgage loan, net of unamortized debt issuance costs (Note 4)	224,806	224,432
Accounts payable and accrued expenses	152,183	134,216
Advance deposits	33,371	26,625
Accrued interest	2,354	2,383
Distributions payable	4,116	55,135
Deferred deposit on Merger transaction (Note 1)	112,000	0
Total liabilities	1,382,464	1,338,480
Commitments and contingencies (Note 5)
Equity:
Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par value (liquidation preference of $260,000), 40,000,000 shares authorized; 10,400,000 shares issued and outstanding (Note 6)	104	104
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 113,251,427 shares issued and 110,397,737 shares outstanding, and 113,251,427 shares issued and 113,209,392 shares outstanding, respectively (Note 6)	1,132	1,132
Treasury shares, at cost (Note 6)	(71,403)	(1,181)
Additional paid-in capital, net of offering costs of $82,865 and $82,842, respectively	2,768,049	2,767,924
Accumulated other comprehensive income (Note 4)	23,242	10,880
Distributions in excess of retained earnings	(447,478)	(305,708)
Total shareholders’ equity	2,273,646	2,473,151
Noncontrolling Interests:
Noncontrolling interests in consolidated entities	16	18
Noncontrolling interests of common units in Operating Partnership (Note 6)	3,325	3,292
Total noncontrolling interests	3,341	3,310
Total equity	2,276,987	2,476,461
Total liabilities and equity	$3,659,451	$3,814,941
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Hotel operating revenues (Note 8):
Room	$214,283	$209,019	$589,371	$609,769
Food and beverage	51,212	50,191	151,821	161,803
Other operating department	26,915	24,243	71,543	66,728
Total hotel operating revenues	292,410	283,453	812,735	838,300
Other income	5,588	2,403	12,895	9,005
Total revenues	297,998	285,856	825,630	847,305
Expenses:
Hotel operating expenses:
Room	57,347	55,474	162,418	163,068
Food and beverage	37,574	37,628	111,655	116,908
Other direct	3,683	2,793	10,055	9,631
Other indirect (Note 9)	71,576	69,207	204,823	212,040
Total hotel operating expenses	170,180	165,102	488,951	501,647
Depreciation and amortization	46,318	43,355	138,490	134,684
Real estate taxes, personal property taxes and insurance	17,600	16,663	49,936	46,867
Ground rent (Note 5)	4,790	4,788	12,864	11,996
General and administrative	6,313	6,475	19,496	19,946
Costs related to the Mergers and unsolicited takeover offers (Note 1)	9,917	0	21,248	0
Other expenses	1,351	3,179	4,160	6,656
Total operating expenses	256,469	239,562	735,145	721,796
Operating income	41,529	46,294	90,485	125,509
Interest income	670	951	2,073	1,408
Interest expense	(10,587)	(10,026)	(31,205)	(29,276)
Loss from extinguishment of debt (Note 4)	0	0	0	(1,706)
Merger termination fee (Note 1)	(112,000)	0	(112,000)	0
(Loss) income before income tax expense	(80,388)	37,219	(50,647)	95,935
Income tax expense (Note 10)	(2,850)	(1,978)	(3,816)	(2,208)
(Loss) income before gain on sale of properties	(83,238)	35,241	(54,463)	93,727
Gain on sale of properties (Note 3)	0	31	0	85,545
Net (loss) income	(83,238)	35,272	(54,463)	179,272
Net income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	0	0	(8)	(8)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(55)	(49)	(114)	(242)
Net income attributable to noncontrolling interests	(55)	(49)	(122)	(250)
Net (loss) income attributable to the Company	(83,293)	35,223	(54,585)	179,022
Distributions to preferred shareholders	(4,116)	(4,116)	(12,347)	(13,908)
Issuance costs of redeemed preferred shares (Note 6)	0	0	0	(2,401)
Net (loss) income attributable to common shareholders	$(87,409)	$31,107	$(66,932)	$162,713

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive (Loss) Income - Continued
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Earnings per Common Share - Basic (Note 12):
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.79)	$0.27	$(0.61)	$1.44
Earnings per Common Share - Diluted (Note 12):
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.79)	$0.27	$(0.61)	$1.43
Weighted average number of common shares outstanding:
Basic	110,124,868	113,007,475	110,793,969	112,961,365
Diluted	110,124,868	113,383,360	110,793,969	113,343,711

Comprehensive (Loss) Income:
Net (loss) income	$(83,238)	$35,272	$(54,463)	$179,272
Other comprehensive income:
Unrealized gain (loss) on interest rate derivative instruments (Note 4)	2,280	517	14,166	(34)
Reclassification adjustment for amounts recognized in net (loss) income (Note 4)	(1,078)	547	(1,787)	2,030
	(82,036)	36,336	(42,084)	181,268
Comprehensive income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	0	0	(8)	(8)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(57)	(51)	(131)	(245)
Comprehensive income attributable to noncontrolling interests	(57)	(51)	(139)	(253)
Comprehensive (loss) income attributable to the Company	$(82,093)	$36,285	$(42,223)	$181,015
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)
(unaudited)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$132	$1,131	$(739)	$2,830,740	$2,365	$(275,564)	$2,558,065	$17	$3,277	$3,294	$2,561,359
Issuance of shares, net of offering costs	0	0	3,776	(2,536)	0	0	1,240	0	0	0	1,240
Redemption of preferred shares	(28)	0	0	(66,341)	0	(2,401)	(68,770)	0	0	0	(68,770)
Repurchase of common shares into treasury	0	0	(4,241)	0	0	0	(4,241)	0	0	0	(4,241)
Deferred compensation, net	0	1	651	4,522	0	0	5,174	0	0	0	5,174
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(780)	(780)	0	0	0	(780)
Distributions on common shares/units ($1.35 per share/unit)	0	0	0	0	0	(152,976)	(152,976)	0	(196)	(196)	(153,172)
Distributions on preferred shares	0	0	0	0	0	(13,908)	(13,908)	(8)	0	(8)	(13,916)
Net income	0	0	0	0	0	179,022	179,022	8	242	250	179,272
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(34)	0	(34)	0	0	0	(34)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	2,027	0	2,027	0	3	3	2,030
Balance, September 30, 2017	$104	$1,132	$(553)	$2,766,385	$4,358	$(266,607)	$2,504,819	$17	$3,326	$3,343	$2,508,162

Balance, December 31, 2017	$104	$1,132	$(1,181)	$2,767,924	$10,880	$(305,708)	$2,473,151	$18	$3,292	$3,310	$2,476,461
Issuance of shares, net of offering costs	0	0	1,729	(1,195)	0	0	534	0	0	0	534
Repurchase of common shares into treasury	0	0	(75,846)	0	0	0	(75,846)	0	0	0	(75,846)
Deferred compensation, net	0	0	3,895	1,320	0	0	5,215	0	0	0	5,215
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(262)	(262)	0	0	0	(262)
Distributions on common shares/units ($0.68 per share/unit)	0	0	0	0	0	(74,576)	(74,576)	0	(98)	(98)	(74,674)
Distributions on preferred shares	0	0	0	0	0	(12,347)	(12,347)	(10)	0	(10)	(12,357)
Net loss	0	0	0	0	0	(54,585)	(54,585)	8	114	122	(54,463)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	0	0	0	0	14,147	0	14,147	0	19	19	14,166
Reclassification adjustment for amounts recognized in net loss	0	0	0	0	(1,785)	0	(1,785)	0	(2)	(2)	(1,787)
Balance, September 30, 2018	$104	$1,132	$(71,403)	$2,768,049	$23,242	$(447,478)	$2,273,646	$16	$3,325	$3,341	$2,276,987
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
	September 30,
	2018	2017
		As Adjusted (Note 2)

Cash flows from operating activities:
Net (loss) income	$(54,463)	$179,272
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	138,490	134,684
Amortization of debt issuance costs	1,884	2,098
Loss from extinguishment of debt	0	1,706
Gain on sale of properties	0	(85,545)
Amortization of deferred compensation	5,215	5,174
Deferred income tax expense	458	172
Allowance for doubtful accounts	(9)	118
Other	164	1,352
Business interruption insurance proceeds	3,337	1,399
Deferred deposit on Merger transaction	112,000	0
Changes in assets and liabilities:
Assets held for sale	0	(1,500)
Hotel receivables	(5,807)	(13,114)
Prepaid expenses and other assets	(27,453)	(16,548)
Accounts payable and accrued expenses	21,754	7,088
Advance deposits	6,746	2,772
Accrued interest	(29)	10
Net cash provided by operating activities	202,287	219,138
Cash flows from investing activities:
Additions to properties	(96,351)	(67,023)
Improvements to properties	(2,604)	0
Purchase of office furniture and equipment	(68)	(14)
Proceeds from sale of properties	0	402,400
Insurance proceeds received for damage of property	1,826	1,336
Net cash (used in) provided by investing activities	(97,197)	336,699
Cash flows from financing activities:
Repayment of bonds payable	(42,500)	0
Payment of debt issuance costs	(247)	(4,626)
Purchase of treasury shares	(75,846)	(4,241)
Payment of common offering costs	(24)	0
Distributions on earned shares from share awards with market conditions	(262)	(780)
Redemption of preferred shares	0	(68,750)
Distributions on preferred shares	(12,357)	(15,205)
Distributions on common shares/units	(125,623)	(152,983)
Net cash used in financing activities	(256,859)	(246,585)
Net change in cash and cash equivalents and restricted cash reserves	(151,769)	309,252
Cash and cash equivalents and restricted cash reserves, beginning of period	414,929	149,687
Cash and cash equivalents and restricted cash reserves, end of period	$263,160	$458,939
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
As of September 30, 2018, the Company owned interests in 41 hotels with approximately 10,450 guest rooms located in seven states and the District of Columbia. Each hotel is leased to LHL (see Note 9) under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2018 and December 2020. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at September 30, 2018. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at September 30, 2018. See Note 6 for additional disclosures related to common units of the Operating Partnership.
Agreement and Plan of Merger
On September 6, 2018, the Company, the Operating Partnership, Pebblebrook Hotel Trust (“Pebblebrook”), Pebblebrook Hotel L.P. (“Pebblebrook OP”), Ping Merger Sub, LLC (“Merger Sub”) and Ping Merger OP, LP (“Merger OP”), entered into an Agreement and Plan of Merger (as amended on September 18, 2018, and as it may be amended from time to time, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger OP will merge with and into the Operating Partnership (the “Partnership Merger”), and, immediately following the Partnership Merger, the Company will merge with and into Merger Sub (the “Company Merger” and, together with the Partnership Merger, the “Mergers”). Upon completion of the Partnership Merger, the Operating Partnership will survive and the separate existence of Merger OP will cease. Upon completion of the Company Merger, Merger Sub will survive and the separate existence of the Company will cease. The Mergers and the other transactions contemplated by the Merger Agreement were approved by the Company’s Board of Trustees.
The execution by the Company of the Merger Agreement followed a determination by the Company’s Board of Trustees that the proposal from Pebblebrook reflected in the Merger Agreement constituted a Superior Proposal, as defined in the previously announced Agreement and Plan of Merger, dated as of May 20, 2018 (the “Blackstone Merger Agreement”), by and among BRE Landmark Parent L.P. (“Blackstone”), BRE Landmark L.P., BRE Landmark Acquisition L.P., the Company and the Operating Partnership, and the termination by the Company, on September 6, 2018, of the Blackstone Merger Agreement in accordance with its terms. On September 5, 2018, the Company notified Blackstone that the Company’s Board of Trustees had concluded that the Pebblebrook proposal constituted a Superior Proposal and that, subject to Blackstone’s right to negotiate with the Company during the four business day period after Blackstone’s receipt of such notice, the Company’s Board of Trustees intended to terminate the Blackstone Merger Agreement and enter into a definitive agreement with Pebblebrook. On September 5, 2018, Blackstone delivered a notice to the Company waiving its rights to renegotiate its agreement with the Company subject to the Company’s compliance with the Blackstone Merger Agreement.
On September 6, 2018, in connection with the termination by the Company of the Blackstone Merger Agreement, Pebblebrook, on behalf of the Company, paid Blackstone a termination fee of $112,000 as required by the terms of the Blackstone Merger Agreement. The Company recorded an expense of $112,000 related to its obligation to pay the termination fee under the Blackstone Merger Agreement and a corresponding liability on its balance sheet as Pebblebrook was required to fund the termination fee under the terms of the Merger Agreement.
Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Company Merger (the “Company Merger Effective Time”), each common share of beneficial interest, par value $0.01 per share, of the Company, other than shares held by the Company or held by Pebblebrook, Pebblebrook OP, Merger Sub, Merger OP or any of their respective subsidiaries, that is issued and outstanding immediately prior to the Company Merger Effective Time (including common shares of the Company relating to compensatory awards of the Company that become or are deemed to be issued or outstanding) will be converted into the right to receive, at the election of the holder, either: (i) 0.92 (the “Exchange Ratio”) validly issued, fully paid and nonassessable common shares of beneficial interest, par value $0.01 per share, of Pebblebrook (the “Common Share Consideration”); or (ii) $37.80 in cash, subject to certain adjustments and to any applicable withholding tax (the “Cash Consideration” and, together with the Common Share Consideration, the “Merger Consideration”). The maximum number of common shares of the Company eligible to be converted into the right to receive the Cash Consideration will be equal to 30% of the aggregate number of common shares of the Company issued and outstanding as of immediately prior to the Company Merger Effective Time (including common shares of the Company relating to compensatory awards of the Company that become or are deemed to be issued or outstanding), subject to pro-rata reductions if such maximum is exceeded. Any common shares of the Company held by Pebblebrook or its affiliates immediately prior to the Company Merger Effective Time will be cancelled for no consideration in the Company Merger and excluded from the right to receive the Cash Consideration.
Pursuant to the terms and conditions in the Merger Agreement, at the Company Merger Effective Time, (i) each outstanding 6.375% Series I Cumulative Redeemable Preferred Share of Beneficial Interest, par value $0.01 per share, of the Company (the “Series I Preferred Shares”) will be converted into the right to receive one share of a newly designated class of preferred shares of Pebblebrook, the 6.375% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, of Pebblebrook (the “Pebblebrook Series E Preferred Shares”) having the rights, preferences, privileges and voting powers materially unchanged from those of the Series I Preferred Shares immediately prior to the Company Merger, and (ii) each outstanding 6.3% Series J Cumulative Redeemable Preferred Share of Beneficial Interest, par value $0.01 per share, of the Company (the “Series J Preferred Shares” and, together with the Series I Preferred Shares, the “Preferred Shares”) will be converted into the right to receive one share of a newly designated class of preferred shares of Pebblebrook, the 6.3% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, of Pebblebrook (the “Pebblebrook Series F Preferred Shares”) having the rights, preferences, privileges and voting powers materially unchanged from those of the Series J Preferred Shares immediately prior to the Company Merger.
Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Partnership Merger (the “Partnership Merger Effective Time”), each common unit of the Operating Partnership, other than common units held by the Company, that is issued and outstanding immediately prior to the Partnership Merger Effective Time will be cancelled and converted into, the right to receive 0.92 newly and validly issued common units of Pebblebrook OP, without interest. Alternatively, each common unit of the Operating Partnership, other than common units held by the Company, may at the holder’s election be converted into the right to receive a number of common shares of Pebblebrook equal to the Exchange Ratio, without interest.
Pursuant to the terms and conditions in the Merger Agreement, each restricted share award that is outstanding immediately prior to the Company Merger Effective Time will become fully vested and will be cancelled in exchange for the right to submit an election and receive the Merger Consideration with respect to such restricted share award. Each performance-based share award that is outstanding immediately prior to the Company Merger Effective Time will automatically become earned and vested with respect to 180% of the target number of common shares subject to such performance-based share award and thereafter will be cancelled and exchanged for the right to receive such number of earned and vested common shares of the Company, which shall be considered outstanding as of such time, and the right to submit an election and receive the Merger Consideration with respect to such common shares of the Company. Each award of deferred shares of the Company that is outstanding immediately prior to the Company Merger Effective Time will be cancelled in exchange for the number of common shares of the Company subject to such deferred share award (prior to its cancellation), which common shares of the Company shall be considered outstanding as of such time, and to submit an election and receive the Merger Consideration with respect to such common shares of the Company.
Each of the Company and Pebblebrook have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants by each party to, in all material respects, use commercially reasonable efforts to carry on its business in the ordinary course of business consistent with past practice, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the Mergers. The obligations of the parties to consummate the Mergers are not subject to any financing condition or the receipt of any financing by Pebblebrook, Pebblebrook OP, Merger Sub or Merger OP.
The consummation of the Mergers is subject to certain customary closing conditions, including, among others, (i) approval of the Company Merger and the other transactions contemplated by the Merger Agreement by the affirmative vote of the holders of at least sixty-six and two-thirds (66 2/3%) percent of the outstanding common shares of the Company entitled to vote on the matter at a special meeting of shareholders of the Company, which will be held on November 27, 2018, (ii) approval of the issuance of the Pebblebrook common shares in the Company Merger by the affirmative vote of not less than a majority of the votes cast by holders of the outstanding common shares of Pebblebrook entitled to vote on the matter at a special meeting of shareholders of Pebblebrook, which will be held on November 27, 2018, (iii) the absence of certain legal impediments to the consummation of the Mergers, (iv) the effectiveness of the registration statement on Form S-4 filed by Pebblebrook in connection with the Mergers, and (v) the approval for listing on the New York Stock Exchange of the Pebblebrook common and preferred shares to be issued in the Company Merger.
Each of the Company and Pebblebrook have agreed to covenants prohibiting the Company and Pebblebrook from soliciting, providing non-public information or entering into discussions or agreements concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. Prior to obtaining the requisite shareholder approval, the Company may terminate the Merger Agreement to enter into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement) and either party’s board of trustees may effect a Change in Recommendation (as defined in the Merger Agreement) only if it has received an unsolicited written acquisition proposal that constitutes a Superior Proposal, and the failure to effect a Change in Recommendation would be inconsistent with the applicable board’s fiduciary obligations under applicable law. Under these no-solicitation provisions, a party must notify the other party if it receives an alternative acquisition proposal and allow for negotiations for a specified period before effecting a Change in Recommendation.
The Merger Agreement may be terminated under certain circumstances by either party, including prior to obtaining the requisite shareholder approval, if, after following certain procedures and adhering to certain restrictions, the board of trustees of either party effects a Change in Recommendation in connection with a Superior Proposal and, in the case of the Company, the Company enters into a definitive agreement providing for the implementation of a Superior Proposal, subject to complying with specified notice and other conditions set forth in the Merger Agreement.
Upon a termination of the Merger Agreement, under certain circumstances, the Company will be required to pay a termination fee to Pebblebrook of $112,000. In certain other circumstances, Pebblebrook will be required to pay the Company a termination fee of $81,000 upon termination of the Merger Agreement.

2.	Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Share-Based Compensation
From time to time, the Company awards shares under the 2014 Equity Incentive Plan, as amended (“2014 Plan”), which has approximately five years remaining, as compensation to executives, employees and members of the Board of Trustees (see Note 7). The shares issued to executives and employees generally vest over three years. The shares issued to members of the Board of Trustees vest immediately upon issuance. The Company recognizes compensation expense for nonvested shares with service conditions or service and market conditions on a straight-line basis over the vesting period based upon the fair value of the shares on the date of issuance, adjusted for forfeitures. Compensation expense for nonvested shares with service and performance conditions is recognized based on the fair value of the estimated number of shares expected to vest, as revised throughout the vesting period, adjusted for forfeitures. The Company estimates forfeiture amounts for the first three quarters of the year and adjusts for actual forfeiture amounts at year end. The 2014 Plan replaced the 2009 Equity Incentive Plan (“2009 Plan”) in May 2014.
Noncontrolling Interests
The Company’s consolidated financial statements include entities in which the Company has a controlling financial interest. Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations and comprehensive income (loss), revenues, expenses and net income or loss from less-

than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Income or loss is allocated to noncontrolling interests based on their weighted average ownership percentage for the applicable period. Consolidated statements of equity include beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.
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
As of September 30, 2018, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by third parties, (ii) the outside preferred ownership interests in a subsidiary and (iii) the outside ownership interest in a joint venture.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not initial direct leasing costs. The standard requires either a modified retrospective or proposed cumulative effect approach. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company anticipates adopting the standard on January 1, 2019 under the proposed cumulative effect approach. In evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures, the Company believes the impact will be minimal to its consolidated statements of operations and comprehensive income (loss). The Company will recognize a lease liability and right of use asset on its consolidated balance sheets due to the change in accounting treatment of the Company’s operating ground leases and corporate office lease. The Company is analyzing its current lease obligations and, based on revised current assumptions of discount rates and lease terms, expects to record a right of use asset and a related liability between $150,000 and $200,000 on its consolidated balance sheets, which may change significantly by the date of adoption based on changes to the discount rate, lease terms and other variables.
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
Reclassification
Certain amounts in the 2017 financial statements have been reclassified to conform with the 2018 presentation.

3.	Investment in Hotel Properties
Investment in hotel properties as of September 30, 2018 and December 31, 2017 consists of the following:

	September 30, 2018	December 31, 2017
Land	$624,922	$624,843
Buildings and improvements	3,310,339	3,271,473
Furniture, fixtures and equipment	849,439	762,150
Investment in hotel properties, gross	4,784,700	4,658,466
Accumulated depreciation	(1,530,826)	(1,392,851)
Investment in hotel properties, net	$3,253,874	$3,265,615
As of September 30, 2018 and December 31, 2017, buildings and improvements included capital lease assets of $147,322 and accumulated depreciation included amounts related to capital lease assets of $30,174 and $26,973, respectively. Depreciation of the capital lease assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive (loss) income for all periods presented.
Depreciation expense was $46,139 and $137,988 for the three and nine months ended September 30, 2018, respectively, and $43,205 and $134,264 for the three and nine months ended September 30, 2017, respectively.
Dispositions
During the nine months ended September 30, 2017, the Company sold Hotel Deca, Lansdowne Resort, Alexis Hotel, Hotel Triton and Westin Philadelphia. These dispositions do not represent a strategic shift in the Company’s business plan or primary markets, and therefore, do not qualify as discontinued operations. The sale of each property was recorded on the full accrual method.
On January 19, 2017, the Company sold Hotel Deca for $55,000. The Company recognized a gain of zero and $30,656 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2017, respectively.
On March 22, 2017, the Company sold Lansdowne Resort for $133,000. The Company recognized a gain of zero and $10,253 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2017, respectively.

On March 31, 2017, the Company sold Alexis Hotel for $71,625. The Company recognized a gain of zero and $33,420 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2017, respectively.
On April 11, 2017, the Company sold Hotel Triton for $14,250. The Company recognized a gain of zero and $6,739 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2017, respectively.
On June 29, 2017, the Company sold Westin Philadelphia for $135,000. The Company recognized a gain of $31 and $4,477 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2017, respectively.

4.	Long-Term Debt
Debt Summary
Debt as of September 30, 2018 and December 31, 2017 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	September 30, 2018	December 31, 2017
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2021 (a)	$0	$0
LHL unsecured credit facility	Floating (b)	January 2021 (b)	0	0
Total borrowings under credit facilities			0	0
Term loans
First Term Loan	Floating/Fixed (c)	January 2022	300,000	300,000
Second Term Loan	Floating/Fixed (c)	January 2021	555,000	555,000
Debt issuance costs, net			(1,366)	(1,805)
Total term loans, net of unamortized debt issuance costs			853,634	853,195
Massport Bonds
Hyatt Regency Boston Harbor (taxable)	Floating (d)	- (d)	0	5,400
Hyatt Regency Boston Harbor (tax exempt)	Floating (d)	- (d)	0	37,100
Debt issuance costs, net			0	(6)
Total bonds payable, net of unamortized debt issuance costs			0	42,494
Mortgage loan
Westin Copley Place	Floating (e)	August 2019 (e)	225,000	225,000
Debt issuance costs, net			(194)	(568)
Total mortgage loan, net of unamortized debt issuance costs			224,806	224,432
Total debt			$1,078,440	$1,120,121

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at September 30, 2018 and December 31, 2017. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at September 30, 2018 and December 31, 2017. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for the First Term Loan (as defined below) and the Second Term Loan (as defined below). At September 30, 2018 and December 31, 2017, the Company had interest rate swaps on the full amounts outstanding. See “Derivative and Hedging Activities” below. At September 30, 2018 and December 31, 2017, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 3.23% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Company repaid the Massport Bonds on their maturity date, March 1, 2018, with available cash. The bonds bore interest based on weekly floating rates. The interest rates as of December 31, 2017 were 1.70% and 1.78% for the $5,400 and $37,100 bonds, respectively.

(e)
On June 11, 2018, the Company exercised its first available option to extend the maturity date to August 14, 2019. There are two remaining options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). Effective the second quarter of 2018 through August 14, 2019, the mortgage loan bears interest at a variable rate of LIBOR plus 1.75%. The interest rate as of September 30, 2018 was LIBOR plus 1.75%, which equaled 3.91%. The interest rate as of December 31, 2017 was LIBOR plus 1.75%, which equaled 3.23%. The mortgage loan allows for prepayments without penalty, subject to certain terms and conditions.

Future scheduled debt principal payments as of September 30, 2018 (refer to previous table for extension options) are as follows:

2018	$0
2019	225,000
2020	0
2021	555,000
2022	300,000
Total debt	$1,080,000
A summary of the Company’s interest expense and weighted average interest rates for unswapped variable rate debt for the three and nine months ended September 30, 2018 and 2017 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest Expense:
Interest incurred	$10,116	$9,561	$29,646	$27,553
Amortization of debt issuance costs	543	669	1,884	2,098
Capitalized interest	(72)	(204)	(325)	(375)
Interest expense	$10,587	$10,026	$31,205	$29,276

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	N/A	N/A	N/A	N/A
LHL unsecured credit facility	N/A	N/A	N/A	N/A
Massport Bonds (1)	N/A	0.95%	1.25%	0.84%
Mortgage loan (Westin Copley Place)	3.84%	2.97%	3.62%	2.76%
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
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Amounts reported in accumulated other comprehensive income (loss) (“AOCI”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. As of September 30, 2018, the Company has interest rate swap agreements with an aggregate notional amount of $300,000 to hedge the variable interest rate on the First Term Loan through January 10, 2022, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.23%. As of September 30, 2018, the Company has interest rate swaps with an aggregate notional amount of $555,000 to hedge the variable interest rate on the Second Term Loan and, as a result, the fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) is 2.95% through May 16, 2019. From May 16, 2019 through the term of the Second Term Loan, the Company has interest rate swaps with an aggregate notional amount of $377,500 to hedge a portion of the variable interest rate debt on the Second Term Loan. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following tables present the effect of derivative instruments on the Company’s accompanying consolidated statements of operations and comprehensive (loss) income, including the location and amount of unrealized gain (loss) on outstanding derivative instruments in cash flow hedging relationships, for the three and nine months ended September 30, 2018 and 2017:

	Amount of Gain Recognized in OCI on Derivative Instruments		Location of (Gain) Loss Reclassified from AOCI into Net (Loss) Income	Amount of (Gain) Loss Reclassified from AOCI into Net (Loss) Income			Total Amount of Interest Expense Line Item Presented in the Statement of Operations
	For the three months ended			For the three months ended			For the three months ended
	September 30,			September 30,			September 30,
	2018	2017		2018		2017	2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swaps	$2,280	$517	Interest expense	$(1,078)	—	$547	$10,587	$10,026

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments		Location of (Gain) Loss Reclassified from AOCI into Net (Loss) Income	Amount of (Gain) Loss Reclassified from AOCI into Net (Loss) Income		Total Amount of Interest Expense Line Item Presented in the Statement of Operations
	For the nine months ended			For the nine months ended		For the nine months ended
	September 30,			September 30,		September 30,
	2018	2017		2018	2017	2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swaps	$14,166	$(34)	Interest expense	$(1,787)	$2,030	$31,205	$29,276
As of September 30, 2018, there was $23,272 in cumulative unrealized gain of which $23,242 was included in AOCI and $30 was attributable to noncontrolling interests. As of December 31, 2017, there was $10,893 in cumulative unrealized gain of which $10,880 was included in AOCI and $13 was attributable to noncontrolling interests. The Company expects that approximately $4,704 will be reclassified from AOCI and noncontrolling interests and recognized as an increase to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of September 30, 2018.
Extinguishment of Debt
On January 10, 2017, the Company refinanced its senior unsecured credit facility and First Term Loan and LHL refinanced its unsecured revolving credit facility. The refinancing arrangements for the senior unsecured credit facility and First Term Loan were considered substantial modifications. The Company recognized a loss from extinguishment of debt of zero and $1,706, which is included in the accompanying consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2017, respectively. The loss from extinguishment of debt represents a portion of the unamortized debt issuance costs incurred for the senior unsecured credit facility when the original agreement was executed and the debt issuance costs incurred in connection with the refinancing of the First Term Loan.
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
As of September 30, 2018, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans and mortgage loan.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
A summary of the Company’s hotels subject to non-cancelable operating leases as of September 30, 2018 is as follows:

Lease Properties	Lease Type	Lease Expiration Date
Southernmost Beach Resort Key West (Restaurant facility)	Ground lease	April 2029 (1)
Hyatt Regency Boston Harbor	Ground lease	April 2077
The Hilton San Diego Resort and Spa	Ground lease	July 2068 (2)
San Diego Paradise Point Resort and Spa	Ground lease	May 2050
Hotel Vitale	Ground lease	March 2056 (3)
Viceroy Santa Monica	Ground lease	September 2065
Westin Copley Place (4)	Air rights lease	December 2077
The Liberty Hotel	Ground lease	May 2080
Hotel Solamar	Ground lease	December 2102
(1) On August 21, 2018, the Company entered into a new ground lease agreement, which commences on May 1, 2019.
The current ground lease agreement expires on April 30, 2019.
(2) The Company entered into a new 50 year ground lease agreement, which commenced on August 1, 2018.
(3) The Company has the option, subject to certain terms and conditions, to extend the ground lease for 14 years to 2070.
(4) No payments are required through maturity.
The ground leases at Viceroy Santa Monica, The Liberty Hotel and Hotel Vitale are subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $449 and $1,352 for the three and nine months ended September 30, 2018, respectively, and $459 and $1,384 for the three and nine months ended September 30, 2017, respectively, which is included in total ground rent expense. Total ground rent expense, which is included in the accompanying consolidated statements of operations and comprehensive (loss) income, was $4,790 and $12,864 for the three and nine months ended September 30, 2018, respectively, and $4,788 and $11,996 for the three and nine months ended September 30, 2017, respectively. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds.

A summary of the Company’s hotels subject to capital leases of land and building as of September 30, 2018 is as follows:

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
Actual base and participating ground rent payments related to The Roger and Harbor Court Hotel were $99 and $372 for the three months ended September 30, 2018, respectively, and $298 and $937 for the nine months ended September 30, 2018, respectively. Actual base and participating ground rent payments related to The Roger and Harbor Court Hotel were $99 and $335 for the three months ended September 30, 2017, respectively, and $298 and $921 for the nine months ended September 30, 2017, respectively.
As of September 30, 2018, future minimum rent payments, including capital lease payments, (without reflecting future applicable Consumer Price Index increases) are as follows:

2018	$2,890
2019	11,730
2020	12,160
2021	12,256
2022	12,320
Thereafter	557,096
$608,452
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (i) certain non-routine repairs and maintenance to the hotels and (ii) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of September 30, 2018, $13,267 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
Restricted Cash Reserves
At September 30, 2018, the Company held $14,996 in restricted cash reserves. Included in such amounts are $13,267 of reserve funds for future capital expenditures and $1,729 held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
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
On June 29, 2018, a purported class action complaint, Erie County Employees Retirement System v. LaSalle Hotel Properties, et al., No. 24-C-18-003922, was filed in the Circuit Court for Baltimore City, Maryland by purported Company shareholder Erie County Employees Retirement System in connection with the Blackstone Merger Agreement. An amended complaint was filed on July 11, 2018. The amended complaint names as defendants the Company and the members of the Company’s Board of Trustees. The amended complaint alleges, among other things, that the Board of Trustees breached its duties in agreeing to the Blackstone

Merger Agreement, in not agreeing to a transaction with Pebblebrook, and in failing to disclose certain supposedly material information to shareholders in the preliminary proxy statement filed in connection with the Blackstone Merger Agreement. The amended complaint sought declaratory and injunctive relief, including a preliminary injunction barring the shareholder vote on the Blackstone Merger Agreement, as well as damages and attorneys’ fees and costs. On August 21, 2018, the plaintiff filed a motion for a preliminary injunction barring the shareholder vote on the Blackstone Merger Agreement. On September 6, 2018, the plaintiff withdrew that motion. The plaintiff’s counsel have advised the Company’s counsel that they believe the Company’s agreement to enter into a transaction with Pebblebrook rendered the case moot and entitled them to an award of attorneys’ fees.  On October 10, 2018, the plaintiff’s counsel dismissed the complaint but advised the Court of their intent to seek an award of attorneys’ fees. The Company does not believe that the case played any role in the decision by its Board of Trustees to enter into a transaction with Pebblebrook and intends to oppose any request for an award of attorneys’ fees. The Company is unable to predict the developments in, outcome of, and/or economic or other consequences of this litigation or predict the developments in, outcome of, and/or other consequences arising out of any potential future litigation or government inquiries related to the Mergers.

6.	Equity
Common Shares of Beneficial Interest
On January 1, 2018, the Company issued 19,125 common shares and authorized an additional 5,832 deferred shares to the independent members of its Board of Trustees for their 2017 compensation. These common shares were issued under the 2014 Plan. Pursuant to the terms and conditions of the Merger Agreement, each award of deferred shares that is outstanding immediately prior to the Company Merger Effective Time will be cancelled in exchange for the number of common shares of the Company subject to such deferred share award (prior to its cancellation), which common shares of the Company shall be considered outstanding as of such time, and to receive the Merger Consideration with respect to such common shares of the Company.
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
On August 7, 2018, the Company issued 29,044 common shares to executives related to the nonvested share awards with either market or performance conditions granted on March 19, 2015. These common shares were issued under the 2014 Plan. See Note 7 for additional details, including vesting information.
Common Dividends
The Company paid the following dividends on common shares/units during the nine months ended September 30, 2018:

Dividend per Share/Unit (1)	For the Quarter Ended	Record Date	Date Paid
$0.45	December 31, 2017	December 29, 2017	January 16, 2018
$0.45	March 31, 2018	March 29, 2018	April 16, 2018
$0.23	June 30, 2018	June 29, 2018	July 16, 2018
(1) Amounts are rounded to the nearest whole cent for presentation purposes.
Under the terms of the Merger Agreement, the Company may not declare or pay any future dividends to the holders of the Company’s common shares during the term of the Merger Agreement without the prior written consent of Pebblebrook, subject to certain exceptions.
Treasury Shares
Treasury shares are accounted for under the cost method. During the nine months ended September 30, 2018, the Company received 49,881 common shares related to employees surrendering shares to pay minimum withholding taxes on the vesting date and forfeiting nonvested shares upon resignation.
The Company’s Board of Trustees has authorized an expanded share repurchase program (the “Repurchase Program”) to acquire up to $600,000 of the Company’s common shares, with repurchased shares recorded at cost in treasury. During the nine months ended September 30, 2018, the Company repurchased 2,982,800 common shares under the Repurchase Program for a total of $74,515, including commissions of $60. As of September 30, 2018, the Company has availability under the Repurchase Program to acquire up to $495,351 of common shares. Subject to the restrictions under the Merger Agreement, the timing, manner, price and actual number of shares repurchased, if any, will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to repurchase any specific dollar amount or acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.
During the nine months ended September 30, 2018, the Company re-issued 19,125 treasury shares related to earned 2017 compensation for the Board of Trustees, 45,454 treasury shares related to the earned share awards with either market or performance conditions and 156,447 treasury shares related to the grants of nonvested shares with service conditions.
At September 30, 2018, there were 2,853,690 common shares in treasury.
Preferred Shares
The following Preferred Shares were outstanding as of September 30, 2018:

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
Pursuant to the terms and conditions in the Merger Agreement, at the Company Merger Effective Time, (i) each outstanding Series I Preferred Share will be converted into the right to receive one share of a newly designated class of preferred shares of Pebblebrook, the Pebblebrook Series E Preferred Shares, having the rights, preferences, privileges and voting powers materially unchanged from those of the Series I Preferred Shares immediately prior to the Company Merger, and (ii) each outstanding Series J Preferred Share will be converted into the right to receive one share of a newly designated class of preferred shares of Pebblebrook, the Pebblebrook Series F Preferred Shares, having the rights, preferences, privileges and voting powers materially unchanged from those of the Series J Preferred Shares immediately prior to the Company Merger.

Preferred Dividends
The Company paid the following dividends on the Preferred Shares during the nine months ended September 30, 2018:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Date Paid
6.375% Series I	$0.40	December 31, 2017	December 29, 2017	January 16, 2018
6.3% Series J	$0.39	December 31, 2017	December 29, 2017	January 16, 2018
6.375% Series I	$0.40	March 31, 2018	March 29, 2018	April 16, 2018
6.3% Series J	$0.39	March 31, 2018	March 29, 2018	April 16, 2018
6.375% Series I	$0.40	June 30, 2018	June 29, 2018	July 16, 2018
6.3% Series J	$0.39	June 30, 2018	June 29, 2018	July 16, 2018
(1) Amounts are rounded to the nearest whole cent for presentation purposes.
Noncontrolling Interests of Common Units in Operating Partnership
As of September 30, 2018, the Operating Partnership had 145,223 common units of limited partnership interest outstanding, representing a 0.1% partnership interest, held by the limited partners. As of September 30, 2018, approximately $5,023 of cash or the equivalent value in common shares, at the Company’s option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $5,023 is based on the Company’s closing common share price of $34.59 on September 30, 2018, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. Subject to certain limitations, the outstanding common units of limited partnership interest are redeemable for cash, or at the Company’s option, for a like number of common shares of the Company.
Pursuant to the terms and conditions in the Merger Agreement, at the Partnership Merger Effective Time, each common unit of the Operating Partnership, other than common units held by the Company, that is issued and outstanding immediately prior to the Partnership Merger Effective Time will be cancelled and converted into the right to receive 0.92 newly and validly issued common units of Pebblebrook OP, without interest. Alternatively, each common unit of the Operating Partnership, other than common units held by the Company, may at the holder’s election be converted into the right to receive a number of Pebblebrook common shares equal to the Exchange Ratio, without interest.

7.	Equity Incentive Plan
The 2014 Plan permits the Company to issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2014 Plan provides for a maximum of 2,900,000 common shares to be issued in the form of share options, share appreciation rights, restricted or unrestricted share awards, phantom shares, performance awards, incentive awards, other share-based awards, or any combination of the foregoing. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2014 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2014 Plan terminates on February 17, 2024. The 2014 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair value of the common shares on the date of grant. Restricted share awards and options under the 2014 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three year period. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. At September 30, 2018, there were 2,291,284 common shares available for future grant under the 2014 Plan. The 2014 Plan replaced the 2009 Plan. The Company will no longer make any grants under the 2009 Plan (although awards previously made under the 2009 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements).
Nonvested Share Awards with Service Conditions
From time to time, the Company awards nonvested shares under the 2014 Plan to executives, employees and members of the Board of Trustees. The nonvested shares issued to executives and employees generally vest over three years based on continued employment. The shares issued to the members of the Board of Trustees vest immediately upon issuance. The Company determines the grant date fair value of the nonvested shares based upon the closing price of its common shares on the New York Stock Exchange on the date of grant and number of shares per the award agreements. Compensation costs are recognized on a straight-line basis over the requisite service period and are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive (loss) income.

A summary of the Company’s nonvested share awards with service conditions as of September 30, 2018 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2018	170,414	$28.95
Granted	156,447	25.46
Vested	(55,380)	31.08
Forfeited	(4,732)	26.73
Nonvested at September 30, 2018	266,749	$26.50
As of September 30, 2018 and December 31, 2017, there were $4,613 and $3,214, respectively, of total unrecognized compensation costs related to nonvested share awards with service conditions. As of September 30, 2018 and December 31, 2017, these costs were expected to be recognized over a weighted-average period of 1.4 years. The total intrinsic value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three and nine months ended September 30, 2018 was zero and $1,555, respectively, and during the three and nine months ended September 30, 2017 was $20 and $4,437, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with service conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive (loss) income were $818 and $2,457 for the three and nine months ended September 30, 2018, respectively, and $732 and $2,415 for the three and nine months ended September 30, 2017, respectively.
Pursuant to the terms and conditions in the Merger Agreement, each restricted share award that is outstanding immediately prior to the Company Merger Effective Time will become fully vested and will be cancelled in exchange for the right to receive the Merger Consideration with respect to such restricted share award.
Nonvested Share Awards with Market or Performance Conditions
On March 19, 2015, the Company’s Board of Trustees granted a target of 49,225 nonvested share awards, exclusive of the 12,435 shares granted to the former Chief Financial Officer, with either market or performance conditions to executives (the “March 19, 2015 Awards”). On March 2, 2018, the executives earned 66.7% of the 24,612 target number of shares with a performance period through December 31, 2017, or 16,410 shares, and all of the earned shares vested immediately. The portion of the share awards representing the difference between 66.7% and 100% of the target number of shares, or 8,202 shares, was forfeited on March 2, 2018. The executives also received a cash payment of $87 on the earned shares equal to the value of all dividends paid on common shares from January 1, 2015 until the determination date, March 2, 2018. As of March 3, 2018, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares. On August 7, 2018, the executives earned 118.0% of the 24,613 target number of shares with a performance period through June 30, 2018, or 29,044 shares, and all of the earned shares vested immediately. The executives also received a cash payment of $175 on the earned shares equal to the value of all dividends paid on common shares from January 1, 2015 until the determination date, August 7, 2018. As of August 8, 2018, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares.
On March 21, 2018, the Company’s Board of Trustees granted a target of 152,024 nonvested share awards with either market or performance conditions to executives (the “March 21, 2018 Awards”). The actual number of shares awarded with respect to 76,013 of the 152,024 target number of shares will be determined during the latter half of the first quarter 2021, based on the performance measurement period of January 1, 2018 through December 31, 2020, in accordance with the terms of the agreements. The actual number of shares awarded with respect to the remaining 76,011 of the 152,024 shares will be determined during the latter half of the third quarter 2021, based on the performance measurement period of July 1, 2018 through June 30, 2021, in accordance with the terms of the agreements. The actual number of shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual number of shares are determined (or earned) at the end of the respective performance measurement period, all of the earned shares will be issued and outstanding on those dates. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the respective determination date. Such amounts will be paid to the awardees during the latter half of the first quarter 2021 and during the latter half of the third quarter 2021, respectively. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 76,013 shares, amortization commenced on March 21, 2018, the beginning of the requisite service period, and, with respect to 76,011 shares, amortization commenced on July 1, 2018, the beginning of the requisite service period.
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

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
March 21, 2018 Awards (performance period starting January 1, 2018)
Target amounts	27.70%	2.46%	N/A	N/A	$20.00	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$25.46	33.30%
Peer companies	27.70%	2.46%	N/A	1.105	$21.43	33.30%
March 21, 2018 Awards (performance period starting July 1, 2018)
Target amounts	27.70%	2.46%	N/A	N/A	$24.11	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$25.46	33.30%
Peer companies	27.70%	2.46%	N/A	1.105	$23.67	33.30%
A summary of the Company’s nonvested share awards with either market or performance conditions as of September 30, 2018 is as follows:

	Share Awards (Target Number of Shares)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2018	263,948	$27.04
Granted	156,455	23.75
Vested	(45,454)	36.88
Forfeited	(8,202)	36.26
Nonvested at September 30, 2018	366,747	$24.65
As of September 30, 2018 and December 31, 2017, there were $6,159 and $4,941, respectively, of total unrecognized compensation costs related to nonvested share awards with market or performance conditions. As of September 30, 2018 and December 31, 2017, these costs were expected to be recognized over a weighted-average period of 2.0 years. As of September 30, 2018 and December 31, 2017, there were 655,221 and 609,767 share awards with market or performance conditions vested, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with market or performance conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive (loss) income were $1,152 and $2,758 for the three and nine months ended September 30, 2018, respectively, and $798 and $2,638 for the three and nine months ended September 30, 2017, respectively.

Pursuant to the terms and conditions of the Merger Agreement, each performance-based share award that is outstanding immediately prior to the Company Merger Effective Time will automatically become earned and vested with respect to 180% of the target number of common shares subject to such performance-based share award and thereafter will be cancelled and exchanged for the right to receive such number of earned and vested common shares of the Company, which shall be considered outstanding as of such time, and the right to receive the Merger Consideration with respect to such common shares of the Company.

8.	Revenues
The following tables set forth the Company’s disaggregated hotel operating revenues by the geographic location of its hotels for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30, 2018
	Room	Food and beverage	Other operating department	Total hotel operating revenues
Boston	$39,709	$12,505	$3,029	$55,243
Chicago	18,723	4,471	1,106	$24,300
Key West	7,060	2,136	1,326	$10,522
Los Angeles	17,939	2,499	2,030	$22,468
New York	25,929	1,089	3,975	$30,993
San Diego Downtown	10,151	2,053	1,030	$13,234
San Francisco	39,547	6,432	4,066	$50,045
Washington, DC	24,110	5,883	3,213	$33,206
Other (1)	31,115	14,144	7,140	$52,399
	$214,283	$51,212	$26,915	$292,410

	For the nine months ended September 30, 2018
	Room	Food and beverage	Other operating department	Total hotel operating revenues
Boston	$99,019	$37,606	$8,443	$145,068
Chicago	45,641	11,326	3,096	$60,063
Key West	28,202	7,606	4,150	$39,958
Los Angeles	49,166	7,159	5,205	$61,530
New York	70,248	4,064	11,390	$85,702
San Diego Downtown	28,346	5,664	2,554	$36,564
San Francisco	107,851	17,876	11,352	$137,079
Washington, DC	84,388	20,067	7,930	$112,385
Other (1)	76,510	40,453	17,423	$134,386
	$589,371	$151,821	$71,543	$812,735

(1)
For the three and nine months ended September 30, 2018, other includes Chaminade Resort and Conference Center in Santa Cruz, CA, Embassy Suites Philadelphia - Center City in Philadelphia, PA, L’Auberge Del Mar in Del Mar, CA, San Diego Paradise Point Resort and Spa and The Hilton San Diego Resort and Spa in San Diego, CA and The Heathman Hotel in Portland, OR.

	For the three months ended September 30, 2017
	Room	Food and beverage	Other operating department	Total hotel operating revenues
Boston	$37,866	$11,633	$2,718	$52,217
Chicago	17,567	3,950	1,340	$22,857
Key West	5,485	1,592	993	$8,070
Los Angeles	19,411	2,651	1,880	$23,942
New York	26,266	1,420	3,476	$31,162
San Diego Downtown	9,921	2,359	748	$13,028
San Francisco (1)	35,390	5,152	4,026	$44,568
Washington, DC	26,636	6,701	2,175	$35,512
Other (2)	30,477	14,733	6,887	$52,097
	$209,019	$50,191	$24,243	$283,453

	For the nine months ended September 30, 2017
	Room	Food and beverage	Other operating department	Total hotel operating revenues
Boston	$99,349	$37,762	$7,367	$144,478
Chicago	44,048	11,236	3,654	$58,938
Key West	28,205	6,787	3,651	$38,643
Los Angeles	53,417	7,928	4,552	$65,897
New York	68,502	4,346	9,711	$82,559
San Diego Downtown	28,143	6,248	2,117	$36,508
San Francisco (1)	103,855	16,093	10,349	$130,297
Washington, DC	95,071	22,587	6,254	$123,912
Other (2)	89,179	48,816	19,073	$157,068
	$609,769	$161,803	$66,728	$838,300

(1)	Includes Hotel Triton which was sold on April 11, 2017.

(2)
For the three and nine months ended September 30, 2017, other includes Chaminade Resort and Conference Center in Santa Cruz, CA, Embassy Suites Philadelphia - Center City in Philadelphia, PA, L’Auberge Del Mar in Del Mar, CA, San Diego Paradise Point Resort and Spa and The Hilton San Diego Resort and Spa in San Diego, CA and The Heathman Hotel in Portland, OR. Other also includes the disposition properties of Alexis Hotel (sold on March 31, 2017) and Hotel Deca (sold on January 19, 2017) in Seattle, WA, Westin Philadelphia (sold on June 29, 2017) in Philadelphia, PA and Lansdowne Resort (sold on March 22, 2017) in Lansdowne, VA.

The Company’s contract liabilities primarily relate to advance deposits received from guests and groups for future stays or events to be held at the hotels. The contract liabilities are transferred to revenue as room nights are provided and events are held.  The Company recognized $1,657 and $24,532, for the three and nine months ended September 30, 2018, respectively, and $1,872 and $28,920 for the three and nine months ended September 30, 2017, respectively, in revenue from the contract liabilities balance at the beginning of the year and expects the remaining contract liabilities to be recognized, generally, over the next 12 months.

9.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.
Other indirect hotel operating expenses consist of the following expenses incurred by the hotels:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
General and administrative	$24,006	$23,325	$70,739	$72,885
Sales and marketing	16,820	16,246	49,819	51,813
Repairs and maintenance	9,256	9,115	27,089	28,073
Management and incentive fees	10,086	9,962	26,675	28,131
Utilities and insurance	8,275	7,807	22,517	22,912
Franchise fees	2,236	2,084	6,045	6,422
Other expenses	897	668	1,939	1,804
Total other indirect expenses	$71,576	$69,207	$204,823	$212,040

As of September 30, 2018, LHL leased all 41 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L’Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	Hotel Vitale	San Francisco, CA
9.	Park Central San Francisco	San Francisco, CA
10.	Hotel Spero (formerly Serrano Hotel)	San Francisco, CA
11.	The Marker San Francisco	San Francisco, CA
12.	Villa Florence	San Francisco, CA
13.	Chaminade Resort and Conference Center	Santa Cruz, CA
14.	Viceroy Santa Monica	Santa Monica, CA
15.	Chamberlain West Hollywood	West Hollywood, CA
16.	Montrose West Hollywood (formerly Le Montrose Suite Hotel)	West Hollywood, CA
17.	Le Parc Suite Hotel	West Hollywood, CA
18.	The Grafton on Sunset	West Hollywood, CA
19.	Hotel George	Washington, DC
20.	Hotel Madera	Washington, DC
21.	Hotel Palomar, Washington, DC	Washington, DC
22.	Hotel Rouge	Washington, DC
23.	Mason & Rook Hotel	Washington, DC
24.	Sofitel Washington, DC Lafayette Square	Washington, DC
25.	The Donovan	Washington, DC
26.	The Liaison Capitol Hill	Washington, DC
27.	Topaz Hotel	Washington, DC
28.	Southernmost Beach Resort Key West	Key West, FL
29.	The Marker Waterfront Resort	Key West, FL
30.	Hotel Chicago	Chicago, IL
31.	Westin Michigan Avenue	Chicago, IL
32.	Hyatt Regency Boston Harbor	Boston, MA
33.	Onyx Hotel	Boston, MA
34.	The Liberty Hotel	Boston, MA
35.	Westin Copley Place	Boston, MA
36.	Gild Hall	New York, NY
37.	The Roger	New York, NY
38.	Park Central Hotel New York (shared lease with WestHouse Hotel New York)	New York, NY
39.	WestHouse Hotel New York	New York, NY
40.	The Heathman Hotel	Portland, OR
41.	Embassy Suites Philadelphia - Center City	Philadelphia, PA

10.	Income Taxes
Income tax expense was comprised of the following for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
LHL’s income tax expense	$2,742	$1,530	$3,361	$1,398
Operating Partnership’s income tax expense	108	448	455	810
Total income tax expense	$2,850	$1,978	$3,816	$2,208
The Company has estimated LHL’s income tax expense for the nine months ended September 30, 2018 by applying an estimated combined federal and state effective tax rate of 29.5% to LHL’s net income of $11,014. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.
On September 6, 2018, in connection with the termination by the Company of the Blackstone Merger Agreement, Pebblebrook, on behalf of the Company, paid Blackstone a termination fee of $112,000 as required by the terms of the Blackstone Merger Agreement. Under Internal Revenue Code Section 361(b)(3), the Company will not recognize gross income or any gain associated with Pebblebrook’s payment of the termination fee to Blackstone due to the fact that the payment was made in connection with the Mergers and distributed to a creditor of the Company.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows:

		Fair Value Measurements at
		September 30, 2018	December 31, 2017
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$23,272	$10,893
Derivative interest rate instruments	Accounts payable and accrued expenses	$0	$0
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
Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Borrowings under credit facilities	$0	$0	$0	$0
Term loans	$855,000	$858,271	$855,000	$857,577
Bonds payable	$0	$0	$42,500	$42,500
Mortgage loan	$225,000	$224,774	$225,000	$224,429
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loan using interest rates ranging from 1.4% to 2.0% as of September 30, 2018 and 1.4% and 2.3% as of December 31, 2017 with a weighted average effective interest rate of 1.5% and 1.6% as of September 30, 2018 and December 31, 2017, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s.
At September 30, 2018 and December 31, 2017, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and distributions payable were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

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
For the three and nine months ended September 30, 2018, diluted weighted average common shares do not include the impact of outstanding unvested compensation-related shares because the Company is in a net loss position, the effect of these items on diluted earnings per share would be anti-dilutive. For the three and nine months ended September 30, 2018, there were 466,178 and 434,413 anti-dilutive compensation-related shares outstanding, respectively.

The computation of basic and diluted earnings per common share is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net (loss) income attributable to common shareholders	$(87,409)	$31,107	$(66,932)	$162,713
Dividends paid on unvested restricted shares	0	(97)	(179)	(339)
Undistributed earnings attributable to unvested restricted shares	0	0	0	(19)
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(87,409)	$31,010	$(67,111)	$162,355
Denominator:
Weighted average number of common shares - basic	110,124,868	113,007,475	110,793,969	112,961,365
Effect of dilutive securities:
Compensation-related shares	0	375,885	0	382,346
Weighted average number of common shares - diluted	110,124,868	113,383,360	110,793,969	113,343,711
Earnings per Common Share - Basic:
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.79)	$0.27	$(0.61)	$1.44
Earnings per Common Share - Diluted:
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.79)	$0.27	$(0.61)	$1.43

13.	Supplemental Information to Statements of Cash Flows

	For the nine months ended
	September 30,
	2018	2017
Interest paid, net of capitalized interest	$29,350	$27,168
Interest capitalized	325	375
Income taxes (refunded) paid, net	(2,844)	633
(Decrease) increase in distributions payable on common shares	(51,019)	63
Decrease in distributions payable on preferred shares	0	(1,288)
Write-off of fully depreciated furniture, fixtures and equipment	0	618
Write-off of fully amortized debt issuance costs	3,552	5,119
(Decrease) increase in accrued capital expenditures	(3,322)	5,089
Grant of nonvested shares and awards to employees and executives, net	7,832	8,313
Issuance of common shares for Board of Trustees compensation	557	1,240
In conjunction with the sale of properties, the Company disposed of the following assets and liabilities:
Sale proceeds, net of closing costs	$0	$398,178
Other assets	0	10,847
Liabilities	0	(6,625)
Proceeds from sale of properties	$0	$402,400

14.	Subsequent Events
The Company paid the following common and preferred dividends subsequent to September 30, 2018:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Date Paid
6.375% Series I Preferred Shares	$0.40	September 30, 2018	October 1, 2018	October 15, 2018
6.3% Series J Preferred Shares	$0.39	September 30, 2018	October 1, 2018	October 15, 2018
(1) Amounts are rounded to the nearest whole cent for presentation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I - Item 1 of this report.
Forward-Looking Statements
This report, together with other statements and information publicly disseminated by LaSalle Hotel Properties (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “plan,” “seek,” “should,” “will” or similar expressions. Forward-looking statements in this report include, among others, statements about the proposed Mergers (as defined below) with Pebblebrook Hotel Trust (“Pebblebrook”), the Company’s business strategy, including its acquisition and development strategies, industry trends, estimated revenues and expenses, estimated costs and durations of renovation or restoration projects, estimated insurance recoveries, ability to realize deferred tax assets, expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital) and the amount and timing of future cash distributions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•	the ability to obtain the requisite shareholder approvals required to consummate the Mergers;

•	the satisfaction or waiver of other conditions to closing in the Merger Agreement (as defined below) or the failure of the Mergers to close for any other reason;

•	the occurrence of any change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement;

•	the outcome of the legal proceedings that may be instituted against the Company and others related to the Mergers and the Merger Agreement;

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
As of September 30, 2018, the Company owned interests in 41 hotels with approximately 10,450 guest rooms located in seven states and the District of Columbia. Each hotel is leased to LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2018 and December 2020. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at September 30, 2018. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at September 30, 2018.
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
During the third quarter of 2018, the Company’s hotels continued to operate within a generally positive environment. All of the economic indicators the Company tracks were encouraging throughout the quarter. On the more positive side, consumer confidence rose 10.5 points during the quarter to an even higher level and corporate profits reported thus far for the third quarter have been strong. Similarly, U.S. GDP growth estimates for 2018 have continued to rise throughout the year. Unemployment remains low at 3.7% and enplanements have been steady, with airline capacity increases expected to continue in 2018. The U.S. lodging industry benefited from a positive economic landscape overall. The industry RevPAR grew at a rate of 1.7% during the quarter, with lodging industry demand up by 1.6% and supply increasing by 2.0%. Industry-wide pricing was moderate, leading to average daily rate (“ADR”) growth of 2.1%. The Company’s portfolio benefited from the operating environment, with portfolio-wide occupancy of 90.1% for the quarter. The Company’s RevPAR increased during the quarter by 2.7% due to higher ADR and occupancy.
For the third quarter of 2018, the Company had a net loss attributable to common shareholders of $87.4 million, or $0.79 per diluted share, which includes the payment of the $112.0 million termination fee (“Merger Termination Fee”) to affiliates of The Blackstone Group L.P. (“Blackstone”), which was paid by Pebblebrook, on behalf of the Company, on September 6, 2018. FFO attributable to common shareholders and unitholders was $(41.1) million, or $(0.37) per diluted share/unit (based on 110,270,091 weighted average shares and units outstanding during the three months ended September 30, 2018) and EBITDAre was $(23.5) million. RevPAR for the hotel portfolio was $222.84, which was an increase of 2.7% compared to the same period in 2017. Occupancy increased by 1.2% and ADR was up by 1.5%.
Please refer to “Non-GAAP Financial Measures” for a detailed discussion of the Company’s use of FFO, EBITDA and EBITDAre and a reconciliation of FFO, EBITDA and EBITDAre to net income or loss, a measurement computed in accordance with U.S. generally accepted accounting principles (“GAAP”).
Pending Mergers
On September 6, 2018, the Company, the Operating Partnership, Pebblebrook, Pebblebrook Hotel L.P. (“Pebblebrook OP”), Ping Merger Sub, LLC (“Merger Sub”) and Ping Merger OP, LP (“Merger OP”), entered into an Agreement and Plan of Merger (as amended on September 18, 2018, and as it may be amended from time to time, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger OP will merge with and into the Operating Partnership (the “Partnership Merger”), and, immediately following the Partnership Merger, the Company will merge with and into Merger Sub (the “Company Merger” and, together with the Partnership Merger, the “Mergers”). Upon completion of the Partnership Merger, the Operating Partnership will survive and the separate existence of Merger OP will cease. Upon completion of the Company Merger, Merger Sub will survive and the separate existence of the Company will cease. See “Part I—Financial Information—Item 1. Financial Statements—1. Organization—Agreement and Plan of Merger” of this report for a more detailed discussion of the pending Mergers.
On October 29, 2018, the Company filed a definitive proxy statement with the Securities and Exchange Commission (“SEC”) in connection with the special meeting of shareholders to vote on the proposal to approve the Company Merger and other transactions contemplated by the Merger Agreement, which will be held on November 27, 2018. Shareholders of record as of the close of business on October 23, 2018 will be entitled to vote at the special meeting of shareholders.
The Mergers are on schedule for a planned closing date of November 30, 2018, although closing is subject to various conditions, including the approval of the Company Merger and the other transactions contemplated by the Merger Agreement by the Company’s common shareholders and the approval of the issuance of the Pebblebrook common shares in the Company Merger by Pebblebrook’s common shareholders, and therefore, the Company cannot provide any assurance that the Mergers will close in a timely manner or at all. The Company’s ability to execute on its business plan could be adversely impacted by operating restrictions included in the Merger Agreement, including restrictions on acquiring new assets and raising additional capital. The Company has incurred and will incur a variety of merger-related costs which, while not recurring in nature, will not be recoverable if the Mergers are not consummated. See the Company’s definitive proxy statement on Schedule 14A and the risk factors contained below under the heading “Part II—Other Information—Item 1A. Risk Factors” and elsewhere in this report for a description of conditions related to the Mergers that could adversely affect the Company’s results of operations.
Termination of Blackstone Merger Agreement
The execution by the Company of the Merger Agreement followed a determination by the Company’s Board of Trustees that the proposal from Pebblebrook reflected in the Merger Agreement constituted a Superior Proposal, as defined in the previously announced Agreement and Plan of Merger, dated as of May 20, 2018 (the “Blackstone Merger Agreement”), by and among BRE Landmark Parent L.P., BRE Landmark L.P., BRE Landmark Acquisition L.P., the Company and the Operating Partnership, and the termination by the Company, on September 6, 2018, of the Blackstone Merger Agreement in accordance with its terms. On September 5, 2018, the Company notified Blackstone that the Company’s Board of Trustees had concluded that the Pebblebrook proposal constituted a Superior Proposal and that, subject to Blackstone’s right to negotiate with the Company during the four business day period after Blackstone’s receipt of such notice, the Company’s Board of Trustees intended to terminate the Blackstone Merger Agreement and enter into a definitive agreement with Pebblebrook. On September 5, 2018, Blackstone delivered a notice to the Company waiving its rights to renegotiate its agreement with the Company subject to the Company’s compliance with the Blackstone Merger Agreement.

On September 6, 2018, in connection with the termination by the Company of the Blackstone Merger Agreement, Pebblebrook, on behalf of the Company, paid the Merger Termination Fee of $112.0 million as required by the terms of the Blackstone Merger Agreement. The Company recorded an expense of $112.0 million related to its obligation to pay the Merger Termination Fee under the Blackstone Merger Agreement and a corresponding liability on its balance sheet as Pebblebrook was required to fund the Merger Termination Fee under the terms of the Merger Agreement.
Update on Key West Resorts
After both resorts closed on September 6, 2017 to comply with all mandatory evacuations of the island ahead of Hurricane Irma, the Southernmost Beach Resort Key West and The Marker Waterfront Resort were fully open as of the end of December 2017 and operated at full availability throughout 2018.
The Company maintains property, flood, fire and business interruption insurance at its two resorts in Key West. For the combined properties, insurance is subject to deductibles of approximately $5.0 million in total which encompasses both property and business interruption coverage. During the third quarter of 2018, the Company agreed to a finalized settlement of its claim relating to Hurricane Irma for lost revenue and property damage. The Company recognized total insurance gains of $6.7 million related to its Hurricane Irma claim through September 30, 2018; $5.3 million of business interruption revenue and $1.4 million of property damage revenue, based on the finalized settlement with the insurance carriers. The Company has collected $6.3 million to date on the finalized claim.
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
Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017
Industry travel was stronger during the three months ended September 30, 2018, compared to the same prior year period. Industry demand growth led to moderate pricing power and an ADR increase during the period, despite rising industry supply. With respect to the Company’s hotels, occupancy was higher by 1.2% during the three months ended September 30, 2018 and ADR increased 1.5%, which resulted in RevPAR growth of 2.7% year-over-year. Excluding the Company’s hotels managed by IHG/Kimpton and Marriott/Starwood, RevPAR increased 3.5% versus last year. For reference, Kimpton has been working on systems integration with the IHG platform throughout 2018 and Marriott has been doing the same with Starwood’s former systems.
Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, increased a net $8.9 million from $283.5 million in 2017 to $292.4 million in 2018. This increase is primarily due to increases in hotel operating revenues from the San Francisco market, the Key West market, and Westin Copley Place. The six hotel properties in the San Francisco market experienced an increase of $5.4 million in hotel operating revenues, which was attributed to improved market conditions and increased city wide events. A $2.5 million increase at the two Key West properties in the 2018 quarter was the result of the September 2017 impact of Hurricane Irma on the region. Lastly, Westin Copley Place contributed $1.9 million to the overall increase, which reflects the completion of the recent renovation.

Hotel operating revenues across the remainder of the portfolio remained relatively constant, decreasing a net $0.9 million across the 32 additional hotels in the portfolio.
Other Income
Other income increased $3.2 million from $2.4 million in 2017 to $5.6 million in 2018 primarily due to higher gains from insurance proceeds of $3.1 million. This amount reflects the finalized total settlement relating to the Hurricane Irma claim with gains of $3.4 million recognized in the third quarter of 2018; $2.7 million in business interruption revenue and $0.7 million of property damage revenue. This amount is slightly offset by lower insurance gains recognized on other damage claims and lower miscellaneous revenue totaling $0.3 million.
Hotel Operating Expenses
Hotel operating expenses increased a net $5.1 million from $165.1 million in 2017 to $170.2 million in 2018. This overall increase is primarily due to the six hotel properties in the San Francisco market and the two Key West properties, which increased $2.2 million and $1.3 million respectively, which corresponds to the increased revenues in both markets.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $1.6 million across the 33 additional hotels in the portfolio.
Depreciation and Amortization
Depreciation and amortization expense increased $2.9 million from $43.4 million in 2017 to $46.3 million in 2018 due to the depreciation of new assets placed into service reflecting the Company’s recent renovation activity, most notably Westin Copley Place and San Diego Paradise Point Resort and Spa.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $0.9 million from $16.7 million in 2017 to $17.6 million in 2018 due primarily to a net $0.8 million increase in real estate taxes resulting from increased property values or tax rates at certain properties which were slightly offset by successful real estate tax appeals. Insurance expense increased by $0.1 million reflecting slightly higher premiums throughout the portfolio.
Ground Rent
Ground rent remained flat at $4.8 million in 2017 and 2018. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance.
General and Administrative
General and administrative expense remained relatively constant, decreasing by $0.2 million from $6.5 million in 2017 to $6.3 million in 2018, reflecting slightly lower compensation costs and professional fees.
Costs Related to the Mergers and Unsolicited Takeover Offers
The Company incurred $9.9 million in costs related to the Merger Agreement, the Blackstone Merger Agreement and the evaluation of unsolicited takeover offers in 2018. See “Pending Mergers” and “Termination of Blackstone Merger Agreement” above.
Other Expenses
Other expenses decreased $1.8 million from $3.2 million in 2017 to $1.4 million 2018 due to a decrease in losses from property damage, primarily clean up and repair costs associated with Hurricane Irma at the two Key West properties in 2017, which were largely covered by insurance proceeds.
Interest Income
Interest income decreased $0.3 million from $1.0 million in 2017 to $0.7 million in 2018 reflecting lower cash balances invested in 2018.

Interest Expense
Interest expense increased $0.6 million from $10.0 million in 2017 to $10.6 million in 2018 due to an increase in the weighted average interest rate, partially offset by a decrease in the Company’s weighted average debt outstanding. The Company’s weighted average interest rate, including the effect of capitalized interest, increased from 3.12% in 2017 to 3.54% in 2018. This increase is due in part to an increase in the Westin Copley Place’s mortgage loan variable interest rate from a weighted average interest rate of 2.97% for the quarter ended September 30, 2017 to 3.84% for the quarter ended September 30, 2018. Additionally, this increase is attributable to an increase in the fixed all-in interest rate on the First Term Loan (as defined below) due to the Company entering into new interest rate swap agreements in August 2017 to replace the maturing interest rate swap agreements entered into to hedge the variable interest rate on the First Term Loan. The weighted average interest rates for the First Term Loan were 2.88% and 3.23% for the quarters ended September 30, 2017 and 2018, respectively.
The Company’s weighted average debt outstanding decreased from $1.15 billion in 2017 to $1.10 billion in 2018 primarily due to the repayment of the Massport Bonds on March 1, 2018 (as discussed below). Interest capitalized on renovations decreased $0.1 million from $0.2 million in 2017 to $0.1 million in 2018.
Merger Termination Fee
On September 6, 2018, in connection with the termination by the Company of the Blackstone Merger Agreement, Pebblebrook, on behalf of the Company, paid the Merger Termination Fee of $112.0 million as required by the terms of the Blackstone Merger Agreement. The Company recorded an expense of $112.0 million related to its obligation to pay the Merger Termination Fee under the Blackstone Merger Agreement.
Income Tax Expense
Income tax expense increased $0.9 million from $2.0 million in 2017 to $2.9 million in 2018. This increase is primarily the result of an increase in LHL’s net income before income tax expense of $5.3 million from $3.8 million in 2017 to $9.1 million in 2018, partially offset by a decrease in LHL’s estimated combined federal and state effective tax rates from 39.2% in 2017 to 29.5% in 2018 and a minimal impact of the finalization and related adjustments of the 2017 state tax returns during the 2018 period. For the quarter ended September 30, 2018, LHL’s income tax expense was calculated using an estimated combined federal and state effective tax rate of 29.5%.
Gain on Sale of Properties
The gain on sale of properties was an immaterial amount in 2017 and relates to the actualization of the gain on sale of Westin Philadelphia, which was sold on June 29, 2017.
Noncontrolling Interests in Consolidated Entities
Noncontrolling interests in consolidated entities represent the allocation of income or loss to the outside preferred ownership interests in a subsidiary and the outside ownership interest in a joint venture.
Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At September 30, 2018, third party limited partners held 0.1% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders remained flat at $4.1 million in 2017 and 2018.
Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017
The economic environment was positive during the first nine months of the year. Industry demand increased during the first nine months of 2018 and outpaced supply growth. As a result, industry-wide pricing has been moderate. With respect to the Company’s hotels, occupancy decreased by 0.6% during the nine months ended September 30, 2018 and ADR was flat, which resulted in a RevPAR decline of 0.6% year-over-year. Several of the Company’s hotels were more heavily impacted than the overall industry by the comparison to the Presidential Inauguration in January 2017, increased renovation displacement in 2018 and IHG/Kimpton and Marriott/Starwood systems integration in 2018. Excluding these anomalies, the Company’s RevPAR increased 2.0% during the nine months ended September 30, 2018.

Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, decreased a net $25.6 million from $838.3 million in 2017 to $812.7 million in 2018. This decrease is primarily due to the sale of the 2017 hotel dispositions, which consist of the sales of Hotel Deca, Lansdowne Resort, Alexis Hotel, Hotel Triton and Westin Philadelphia (collectively, the “2017 Disposition Properties”). The 2017 Disposition Properties, which are not comparable year-over-year, contributed $27.3 million to the decrease in hotel operating revenues. The nine Washington, DC hotel properties had a combined $11.2 million decrease primarily due to the 2017 Presidential Inauguration, an overall softer market and certain issues with the IHG and Kimpton reservation system integration. Additionally, hotel operating revenues for Westin Copley Place, Montrose West Hollywood and Chamberlain West Hollywood decreased $2.8 million, $2.3 million and $2.1 million, respectively, as a result of guest room renovations that commenced in the fourth quarter of 2017.
These decreases are partially offset by a $9.0 million increase in hotel operating revenues from the six hotel properties in the San Francisco market, which was attributed to improved market conditions and increased city wide events, and a $1.3 million increase from the two Key West properties as a result of the impact of Hurricane Irma in September 2017. Furthermore, stronger market conditions and superior revenue management contributed to increases in hotel operating revenues at Park Central New York and WestHouse Hotel New York, The Liberty Hotel and San Diego Paradise Point Resort and Spa, of $3.0 million, $3.0 million and $1.7 million, respectively.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, increasing a net $2.1 million across the 17 additional hotels in the portfolio.
Other Income
Other income increased $3.9 million from $9.0 million in 2017 to $12.9 million in 2018 due to $3.2 million of higher gains from insurance proceeds and $0.7 million of higher retail lease income. The increase in gains from insurance proceeds reflects the finalized total settlement relating to the Hurricane Irma claim with gains of $6.7 million recognized through September 30, 2018; $5.3 million in business interruption revenue and $1.4 million of property damage revenue. The Hurricane Irma recoveries were slightly offset in the period by other insurance recoveries unrelated to Hurricane Irma that were recognized in 2017.
Hotel Operating Expenses
Hotel operating expenses decreased a net $12.6 million from $501.6 million in 2017 to $489.0 million in 2018. This overall decrease is primarily due to the sales of the 2017 Disposition Properties, which are not comparable year-over-year. These properties contributed $19.3 million to the decrease in hotel operating expenses. Additionally, the Washington, DC market had a decrease of $4.6 million which corresponds to the lower revenue in that market.
These decreases are partially offset by increases from the six hotel properties in the San Francisco market, The Liberty Hotel and Park Central New York and WestHouse Hotel New York, for $4.1 million, $2.4 million, and $1.2 million, respectively, that corresponds to the increased revenues at these properties.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $3.6 million across the 23 additional hotels in the portfolio.
Depreciation and Amortization
Depreciation and amortization expense increased $3.8 million from $134.7 million in 2017 to $138.5 million in 2018. Depreciation and amortization expense attributable to the 2017 Disposition Properties, which are not comparable year-over-year, decreased $4.2 million. Depreciation and amortization expense across the remainder of the portfolio increased a net $8.0 million due to the depreciation of new assets placed into service reflecting the Company’s recent renovation activity, most notably Westin Copley Place and San Diego Paradise Point Resort and Spa.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $3.0 million from $46.9 million in 2017 to $49.9 million in 2018. The 2018 increase is largely attributable to a $1.1 million decrease in real estate taxes in 2017 from a property in San Francisco as a result of an assessment finalization, as well as increased assessments at various properties, most notably Westin Michigan Avenue, for $0.8 million.
These increases are partially offset by the 2017 Disposition Properties, which are not comparable year-over-year, which decreased $1.1 million.

Real estate taxes and personal property taxes increased a net $1.9 million across the remaining hotels in the portfolio primarily due to increased assessed property values or tax rates at certain properties, partially offset by real estate tax capitalized as part of renovations and successful real estate tax appeals. Insurance expense for the remaining hotels in the portfolio held relatively constant, increasing by $0.3 million reflecting slightly higher premiums throughout the portfolio.
Ground Rent
Ground rent increased $0.9 million from $12.0 million in 2017 to $12.9 million in 2018 primarily due to a $0.4 million net credit received in 2017 at a San Diego property as a result of an operational audit. Ground rent at the other subject properties increased $0.5 million remained relatively constant. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance.
General and Administrative
General and administrative expense remained relatively constant, decreasing by $0.4 million from $19.9 million in 2017 to $19.5 million in 2018, reflecting slightly lower compensation costs and professional fees.
Costs Related to the Mergers and Unsolicited Takeover Offers
The Company incurred $21.2 million in costs related to the Merger Agreement, the Blackstone Merger Agreement and the evaluation of unsolicited takeover offers in 2018. See “Pending Mergers” and “Termination of Blackstone Merger Agreement” above.
Other Expenses
Other expenses decreased $2.5 million from $6.7 million in 2017 to $4.2 million in 2018. The overall decrease is primarily due to a $3.7 million decrease in losses from property damage, which are largely covered by insurance proceeds, and a $0.3 million decrease in miscellaneous expense. These decreases are partially offset by $1.1 million net increase in management transition expenses, severance and pre-opening costs and $0.4 million increase in retail expenses.
Interest Income
Interest income increased $0.7 million from $1.4 million in 2017 to $2.1 million in 2018 as a result of higher interest earned on invested funds through 2018.
Interest Expense
Interest expense increased $1.9 million from $29.3 million in 2017 to $31.2 million in 2018 due to an increase in the weighted average interest rate, partially offset by a decrease in the Company’s weighted average debt outstanding. The Company’s weighted average interest rate, including the effect of capitalized interest, increased from 3.03% in 2017 to 3.45% in 2018. This increase is due in part to an increase in the Westin Copley Place’s mortgage loan variable interest rate from a weighted average interest rate of 2.76% for the nine months ended September 30, 2017 to 3.62% for the nine months ended September 30, 2018. Additionally, this increase is attributable to an increase in the fixed all-in interest rate on the First Term Loan due to the Company entering into new interest rate swap agreements in August 2017 to replace the maturing interest rate swap agreements entered into to hedge the variable interest rate on the First Term Loan. The weighted average interest rates for the First Term Loan were 2.45% and 3.23% for the nine months ended September 30, 2017 and 2018, respectively.
The Company’s weighted average debt outstanding decreased from $1.16 billion in 2017 to $1.11 billion in 2018 primarily due to the repayment of the Massport Bonds on March 1, 2018 and the sale of Hotel Triton, which was subject to a capital lease obligation, in April 2017. Interest capitalized on renovations decreased $0.1 million from $0.4 million in 2017 to $0.3 million in 2018.
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

Merger Termination Fee
On September 6, 2018, in connection with the termination by the Company of the Blackstone Merger Agreement, Pebblebrook, on behalf of the Company, paid Blackstone the Merger Termination Fee of $112.0 million as required by the terms of the Blackstone Merger Agreement. The Company recorded an expense of $112.0 million related to its obligation to pay the Merger Termination Fee under the Blackstone Merger Agreement.
Income Tax Expense
Income tax expense increased $1.6 million from $2.2 million in 2017 to $3.8 million in 2018. This increase is primarily the result of an increase in LHL’s net income before income tax expense of $7.8 million from $3.2 million in 2017 to $11.0 million in 2018, slightly offset by a decrease in LHL’s estimated combined federal and state effective tax rate from 39.2% in 2017 to 29.5% in 2018 and a minimal impact of the finalization and related adjustments of the 2017 federal and state tax returns during the 2018 period. For the nine months ended September 30, 2018, LHL’s income tax expense was calculated using an estimated combined federal and state effective tax rate of 29.5%.
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
Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At September 30, 2018, third party limited partners held 0.1% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $1.6 million from $13.9 million in 2017 to $12.3 million in 2018 due to decreased distributions on the the 7.5% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share (the “Series H Preferred Shares”), which were redeemed on May 4, 2017.
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

The following is a reconciliation between net (loss) income and FFO and FFO attributable to common shareholders and unitholders for the three and nine months ended September 30, 2018 and 2017 (in thousands, except share and unit data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss) income	$(83,238)	$35,272	$(54,463)	$179,272
Depreciation	46,139	43,205	137,988	134,264
Amortization of deferred lease costs	135	104	378	274
Gain on sale of properties	0	(31)	0	(85,545)
FFO (1)	$(36,964)	$78,550	$83,903	$228,265
Distributions to preferred shareholders	(4,116)	(4,116)	(12,347)	(13,908)
Issuance costs of redeemed preferred shares	0	0	0	(2,401)
FFO attributable to common shareholders and unitholders (1)	$(41,080)	$74,434	$71,556	$211,956
Weighted average number of common shares and units outstanding:
Basic	110,270,091	113,152,698	110,939,192	113,106,588
Diluted	110,270,091	113,528,583	111,373,605	113,488,934
(1) FFO and FFO attributable to common shareholders and unitholders include $9.9 million and $21.2 million in costs incurred in connection with the Merger Agreement, the Blackstone Merger Agreement and the evaluation of unsolicited takeover offers during the three and nine months ended September 30, 2018, respectively. FFO and FFO attributable to common shareholders and unitholders also include the $112.0 million non-cash charge the Company recorded during the three and nine months ended September 30, 2018 related to its obligation to pay the Merger Termination Fee under the Blackstone Merger Agreement, which was paid by Pebblebrook, on behalf of the Company on September 6, 2018.
The following is a reconciliation between net (loss) income and EBITDA and EBITDAre for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss) income	$(83,238)	$35,272	$(54,463)	$179,272
Interest expense	10,587	10,026	31,205	29,276
Income tax expense	2,850	1,978	3,816	2,208
Depreciation and amortization	46,318	43,355	138,490	134,684
EBITDA (1)	$(23,483)	$90,631	$119,048	$345,440
Gain on sale of properties	0	(31)	0	(85,545)
EBITDAre (1)	$(23,483)	$90,600	$119,048	$259,895
(1) EBITDA and EBITDAre include $9.9 million and $21.2 million in costs incurred in connection with the Merger Agreement, the Blackstone Merger Agreement and the evaluation of unsolicited takeover offers during the three and nine months ended September 30, 2018, respectively. EBITDA and EBITDAre also include the $112.0 million non-cash charge the Company recorded during the three and nine months ended September 30, 2018 related to its obligation to pay the Merger Termination Fee under the Blackstone Merger Agreement, which was paid by Pebblebrook, on behalf of the Company on September 6, 2018.
Off-Balance Sheet Arrangements
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (i) certain non-routine repairs and maintenance to the hotels and (ii) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of September 30, 2018, the Company held a total of $15.0 million of restricted cash reserves, $13.3 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
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
The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company’s hotels. Subject to the restrictions under the Merger Agreement, additional sources of cash are the Company’s senior unsecured credit facility, LHL’s unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company’s 40 unencumbered properties (subject to certain terms and conditions of the credit agreement) as of September 30, 2018, the sale of one or more properties (subject to certain conditions of the management agreements at three of the Company’s properties), debt or equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership.
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

Debt Summary
Debt as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	September 30, 2018	December 31, 2017
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2021 (a)	$0	$0
LHL unsecured credit facility	Floating (b)	January 2021 (b)	0	0
Total borrowings under credit facilities			0	0
Term loans
First Term Loan	Floating/Fixed (c)	January 2022	300,000	300,000
Second Term Loan	Floating/Fixed (c)	January 2021	555,000	555,000
Debt issuance costs, net			(1,366)	(1,805)
Total term loans, net of unamortized debt issuance costs			853,634	853,195
Massport Bonds
Hyatt Regency Boston Harbor (taxable)	Floating (d)	- (d)	0	5,400
Hyatt Regency Boston Harbor (tax exempt)	Floating (d)	- (d)	0	37,100
Debt issuance costs, net			0	(6)
Total bonds payable, net of unamortized debt issuance costs			0	42,494
Mortgage loan
Westin Copley Place	Floating (e)	August 2019 (e)	225,000	225,000
Debt issuance costs, net			(194)	(568)
Total mortgage loan, net of unamortized debt issuance costs			224,806	224,432
Total debt			$1,078,440	$1,120,121

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at September 30, 2018 and December 31, 2017. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at September 30, 2018 and December 31, 2017. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for the First Term Loan (as defined below) and the Second Term Loan (as defined below). At September 30, 2018 and December 31, 2017, the Company had interest rate swaps on the full amounts outstanding. See “Derivative and Hedging Activities” below. At September 30, 2018 and December 31, 2017, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 3.23% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Company repaid the Massport Bonds on their maturity date, March 1, 2018, with available cash. The bonds bore interest based on weekly floating rates. The interest rates as of December 31, 2017 were 1.70% and 1.78% for the $5,400 and $37,100 bonds, respectively.

(e)
On June 11, 2018, the Company exercised its first available option to extend the maturity date to August 14, 2019. There are two remaining options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). Effective the second quarter of 2018 through August 14, 2019, the mortgage loan bears interest at a variable rate of LIBOR plus 1.75%. The interest rate as of September 30, 2018 was LIBOR plus 1.75%, which equaled 3.91%. The interest rate as of December 31, 2017 was LIBOR plus 1.75%, which equaled 3.23%. The mortgage loan allows for prepayments without penalty, subject to certain terms and conditions.

A summary of the Company’s interest expense and weighted average interest rates for unswapped variable rate debt for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest Expense:
Interest incurred	$10,116	$9,561	$29,646	$27,553
Amortization of debt issuance costs	543	669	1,884	2,098
Capitalized interest	(72)	(204)	(325)	(375)
Interest expense	$10,587	$10,026	$31,205	$29,276

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	N/A	N/A	N/A	N/A
LHL unsecured credit facility	N/A	N/A	N/A	N/A
Massport Bonds (1)	N/A	0.95%	1.25%	0.84%
Mortgage loan (Westin Copley Place)	3.84%	2.97%	3.62%	2.76%
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
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Amounts reported in accumulated other comprehensive income (loss) (“AOCI”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. As of September 30, 2018, the Company has interest rate swap agreements with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan through January 10, 2022, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.23%. As of September 30, 2018, the Company has interest rate swaps with an aggregate notional amount of $555.0 million to hedge the variable interest rate on the Second Term Loan and, as a result, the fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) is 2.95% through May 16, 2019. From May 16, 2019 through the term of the Second Term Loan, the Company has interest rate swaps with an aggregate notional amount of $377.5 million to hedge a portion of the variable interest rate debt on the Second Term Loan. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following tables present the effect of derivative instruments on the Company’s consolidated statements of operations and comprehensive (loss) income, including the location and amount of unrealized gain (loss) on outstanding derivative instruments in cash flow hedging relationships, for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Amount of Gain Recognized in OCI on Derivative Instruments		Location of (Gain) Loss Reclassified from AOCI into Net (Loss) Income	Amount of (Gain) Loss Reclassified from AOCI into Net (Loss) Income			Total Amount of Interest Expense Line Item Presented in the Statement of Operations
	For the three months ended			For the three months ended			For the three months ended
	September 30,			September 30,			September 30,
	2018	2017		2018		2017	2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swaps	$2,280	$517	Interest expense	$(1,078)	—	$547	$10,587	$10,026

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments		Location of (Gain) Loss Reclassified from AOCI into Net (Loss) Income	Amount of (Gain) Loss Reclassified from AOCI into Net (Loss) Income		Total Amount of Interest Expense Line Item Presented in the Statement of Operations
	For the nine months ended			For the nine months ended		For the nine months ended
	September 30,			September 30,		September 30,
	2018	2017		2018	2017	2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swaps	$14,166	$(34)	Interest expense	$(1,787)	$2,030	$31,205	$29,276
As of September 30, 2018, there was $23.3 million in cumulative unrealized gain of which $23.2 million was included in AOCI and an immaterial amount, which was less than $0.1 million, was attributable to noncontrolling interests. As of December 31, 2017, there was $10.9 million in cumulative unrealized gain of which $10.9 million was included in AOCI and an immaterial amount was attributable to noncontrolling interests. The Company expects that approximately $4.7 million will be reclassified from AOCI and noncontrolling interests and recognized as an increase to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of September 30, 2018.
Extinguishment of Debt
On January 10, 2017, the Company refinanced its senior unsecured credit facility and First Term Loan and LHL refinanced its unsecured revolving credit facility. The refinancing arrangements for the senior unsecured credit facility and First Term Loan were considered substantial modifications. The Company recognized a loss from extinguishment of debt of zero and $1.7 million, which is included in the consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2017, respectively. The loss from extinguishment of debt represents a portion of the unamortized debt issuance costs incurred for the senior unsecured credit facility when the original agreement was executed and the debt issuance costs incurred in connection with the refinancing of the First Term Loan.
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
As of September 30, 2018, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans and mortgage loan.
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

		Fair Value Measurements at
		September 30, 2018	December 31, 2017
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$23,272	$10,893
Derivative interest rate instruments	Accounts payable and accrued expenses	$0	$0
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Borrowings under credit facilities	$0	$0	$0	$0
Term loans	$855,000	$858,271	$855,000	$857,577
Bonds payable	$0	$0	$42,500	$42,500
Mortgage loan	$225,000	$224,774	$225,000	$224,429
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loan using interest rates ranging from 1.4% to 2.0% as of September 30, 2018 and 1.4% and 2.3% as of December 31, 2017 with a weighted average effective interest rate of 1.5% and 1.6% as of September 30, 2018 and December 31, 2017, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s.
At September 30, 2018 and December 31, 2017, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and distributions payable were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
Equity Redemptions and Repurchases
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
The Company’s Board of Trustees authorized an expanded share repurchase program (the “Repurchase Program”) to acquire up to $600.0 million of the Company’s common shares, with repurchased shares recorded at cost in treasury. During the nine months ended September 30, 2018, the Company repurchased 2,982,800 common shares under the Repurchase Program for a total of $74.5 million, including commissions of $0.1 million. As of September 30, 2018, the Company has availability under the Repurchase Program to acquire up to $495.4 million of common shares. Subject to the restrictions under the Merger Agreement, the timing, manner, price and actual number of shares repurchased, if any, will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to repurchase any specific dollar amount or acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.
Sources and Uses of Cash
As of September 30, 2018, the Company had $248.2 million of cash and cash equivalents and $15.0 million of restricted cash reserves, $13.3 million of which was available for future capital expenditures. Additionally, the Company had $747.6 million available under the Company’s senior unsecured credit facility, with $2.4 million reserved for outstanding letters of credit, and $25.0 million available under LHL’s unsecured credit facility.
Net cash provided by operating activities was $202.3 million for the nine months ended September 30, 2018 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.
Net cash used in investing activities was $97.2 million for the nine months ended September 30, 2018 primarily due to outflows for improvements and additions at the hotels.
Net cash used in financing activities was $256.9 million for the nine months ended September 30, 2018 primarily due to repayment of the Massport Bonds, payment for the repurchase of common shares under the Repurchase Program, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. Under the terms of the Merger Agreement, the Company will not be permitted to declare or pay any future dividends to the holders of the Company’s common shares during the term of the Merger Agreement without the prior written consent of Pebblebrook, subject to certain exceptions. Subject to the restrictions under the Merger Agreement, the Company anticipates that these needs will be met with available cash on hand, cash flows provided by operating activities, borrowings under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 40 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at three of the Company’s properties), debt or equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership. The Company also considers capital improvements and property acquisitions as short-term needs that, subject to the restrictions under the Merger Agreement, will be funded either with cash flows provided by operating activities, utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 40 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at three of the Company’s properties) or the issuance of additional equity securities.
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
Contractual Obligations
The following is a summary of the Company’s obligations and commitments as of September 30, 2018 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loan	$225,000	$225,000	$0	$0	$0
Mortgage loan interest (1)	8,480	8,480	0	0	0
Borrowings under credit facilities	0	0	0	0	0
Credit facilities interest (2)	0	0	0	0	0
Capital and operating leases (3)	608,452	11,676	24,295	24,673	547,808
Term loans	855,000	0	555,000	300,000	0
Term loans interest (4)	72,999	26,887	43,389	2,723	0
Purchase commitments (5)
Purchase orders and letters of commitment	16,054	16,054	0	0	0
Total obligations and commitments	$1,785,985	$288,097	$622,684	$327,396	$547,808

(1)	Interest expense is calculated based on the variable rate as of September 30, 2018 for Westin Copley Place.

(2)	Interest expense, if applicable, is calculated based on the variable rate as of September 30, 2018.

(3)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease, including available extension options. Rents on ground leases may be subject to adjustments based on future interest rates and hotel performance.

(4)
The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the First Term Loan, resulting in a fixed all-in interest rate of 3.23%, at the Company’s current leverage ratio (as defined in the agreements) through January 10, 2022, the First Term Loan’s maturity date. The Company entered into separate interest rate swap agreements for the Second Term Loan, resulting in a fixed all-in interest rate of 2.95% at the Company’s current leverage ratio (as defined in the agreements). The $377.5 million portion of the Second Term Loan is fixed through its maturity date of January 29, 2021 and the $177.5 million portion of the Second Term Loan is fixed through May 16, 2019, the interest rate swaps’ maturity date. It is assumed that the outstanding debt as of September 30, 2018 will be repaid upon maturity with fixed interest-only payments through the swapped periods and interest calculated based on the variable rate as of September 30, 2018 for the unswapped period of the Second Term Loan.

(5)
As of September 30, 2018, purchase orders and letters of commitment totaling approximately $16.1 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels
The following table sets forth pro forma historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio owned as of September 30, 2018 for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2018	2017	Variance	2018	2017	Variance
Occupancy	90.1%	89.0%	1.2%	84.5%	85.0%	(0.6%)
ADR	$247.43	$243.77	1.5%	$244.53	$244.42	0.0%
RevPAR	$222.84	$216.95	2.7%	$206.55	$207.79	(0.6%)
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
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The Company’s primary market risk is its exposure to changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of September 30, 2018, $225.0 million of the Company’s aggregate indebtedness (20.8% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the First Term Loan and Second Term Loan since the Company hedged their variable interest rates to fixed interest rates.

If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $0.6 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $225.0 million, the balance as of September 30, 2018.

Item 4.	Controls and Procedures
Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2018. There were no changes to the Company’s internal control over financial reporting during the third quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On June 29, 2018, a purported class action complaint, Erie County Employees Retirement System v. LaSalle Hotel Properties, et al., No. 24-C-18-003922, was filed in the Circuit Court for Baltimore City, Maryland by purported Company shareholder Erie County Employees Retirement System in connection with the proposed merger with Blackstone. An amended complaint was filed on July 11, 2018. The amended complaint names as defendants the Company and the members of the Company’s Board of Trustees. The amended complaint alleges, among other things, that the Board of Trustees breached its duties in agreeing to the Blackstone Merger Agreement, in not agreeing to a transaction with Pebblebrook, and in failing to disclose certain supposedly material information to shareholders in the preliminary proxy statement filed in connection with the Blackstone Merger Agreement. The amended complaint sought declaratory and injunctive relief, including a preliminary injunction barring the shareholder vote on the Blackstone Merger Agreement, as well as damages and attorneys’ fees and costs. On August 21, 2018, the plaintiff filed a motion for a preliminary injunction barring the shareholder vote on the Blackstone Merger Agreement. On September 6, 2018, the plaintiff withdrew that motion. The plaintiff’s counsel have advised the Company’s counsel that they believe the Company’s agreement to enter into a transaction with Pebblebrook rendered the case moot and entitled them to an award of attorneys’ fees. On October 10, 2018, the plaintiff’s counsel dismissed the complaint but advised the Court of their intent to seek an award of attorneys’ fees. The Company does not believe that the case played any role in the decision by its Board of Trustees to enter into a transaction with Pebblebrook and intends to oppose any request for an award of attorneys’ fees. The Company is unable to predict the developments in, outcome of, and/or economic or other consequences of this litigation or predict the developments in, outcome of, and/or other consequences arising out of any potential future litigation or government inquiries related to the Merger Agreement.

Item 1A.	Risk Factors
The Company’s Annual Report on Form 10-K for the year ended December 31, 2017 includes detailed discussions of the Company’s risk factors under the heading “Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in the Annual Report on Form 10-K, which the Company is including in this Quarterly Report on Form 10-Q as a result of the the execution of the Merger Agreement on September 6, 2018, as further described above.
Neither the exchange ratio nor the cash consideration will be adjusted in the event of any change in the share price of either the Company or Pebblebrook.
Pursuant to the terms and conditions in the Merger Agreement, upon completion of the Mergers, each outstanding common share of the Company will be converted into the right to receive, at the election of the holder, either (i) 0.92 (the “Exchange Ratio”) validly issued, fully paid and nonassessable common shares of Pebblebrook (the “Common Share Consideration”), or (ii) $37.80 in cash, subject to certain adjustments and to any applicable withholding tax (the “Cash Consideration” and, together with the Common Share Consideration, the “Merger Consideration”). Neither the Exchange Ratio nor the Cash Consideration will be adjusted for changes in the market prices of either the Company’s common shares or Pebblebrook’s common shares. Changes in the market price of Pebblebrook common shares prior to the Mergers will affect the market value of the Merger Consideration that the Company’s shareholders will receive on the completion date of the Mergers. Share price changes may result from a variety of factors (many of which are beyond the control of the Company and Pebblebrook), including the following factors:

•	market reaction to the announcement of the Mergers and the prospects of the combined company;

•	changes in the respective businesses, operations, assets, liabilities and prospects of the Company and Pebblebrook;

•	changes in market assessments of the business, operations, financial position and prospects of either company or the combined company;

•	market assessments of the likelihood that the Mergers will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the market prices of the Company’s common shares and Pebblebrook’s common shares;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which the Company and Pebblebrook operate; and

•	other factors beyond the control of the Company and Pebblebrook, including those described or referred to elsewhere in this “Risk Factors” section.
The market price of Pebblebrook common shares at the completion of the Mergers may vary from such price on the date the Merger Agreement was executed, on the date of the joint proxy statement/prospectus and on the date of the Company’s special meeting. As a result, the market value of the Merger Consideration represented by the Exchange Ratio and the Cash Consideration will also vary.
If the market price of Pebblebrook common shares increases between the date the Merger Agreement was signed, the date of the joint proxy statement/prospectus or the date of the Company’s special meeting and the completion of the Mergers, the Company’s shareholders could receive Pebblebrook common shares that have a market value upon completion of the Mergers that is greater than the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed, the date of the joint proxy statement/prospectus or the date of the special meeting, respectively. Additionally, if the market price of Pebblebrook common shares declines between the date the Merger Agreement was signed, the date of the joint proxy statement/prospectus or the date of the Company’s special meeting and the completion of the Mergers, the Company’s shareholders could receive Pebblebrook common shares that have a market value upon completion of the Mergers that is less than the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed, the date of the joint proxy statement/prospectus or the date of the special meeting, respectively.
Therefore, while the number of Pebblebrook common shares to be issued per common share of the Company is fixed, the Company’s shareholders cannot be sure of the market value of the Merger Consideration they will receive upon completion of the Mergers.
The Company’s shareholders will be diluted by the Mergers.
As a result of the Mergers, the Company’s shareholders will own a smaller percentage interest in the combined company than they owned in the Company immediately prior to the Mergers. Upon completion of the Mergers, the Company estimates that ownership of the combined company will be as follows (in each case assuming that all of the limited partners (excluding the Company and its affiliates) of the Operating Partnership elect to receive Pebblebrook common shares instead of common units in Pebblebrook OP):

•
If all of the Company’s shareholders elect to receive the maximum amount of Cash Consideration, then Pebblebrook shareholders will own approximately 52.8% and former shareholders of the Company will own approximately 47.2%; and

•
If all of the Company’s shareholders elect to receive Pebblebrook common shares, then Pebblebrook shareholders will own approximately 42.7% and former shareholders of the Company will own approximately 57.3%.

Consequently, the Company’s shareholders, as a general matter, will have less influence over the management and policies of the combined company after the completion of the Mergers than they currently exercise over the management and policies of the Company.

There may be unexpected delays in the completion of the Mergers, or the Mergers may not be completed at all.
The Mergers are currently expected to close during the fourth quarter of 2018, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either the Company or Pebblebrook may terminate the Merger Agreement if the Mergers have not occurred on or before March 6, 2019. Certain events may delay the completion of the Mergers or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, completion of the Company Merger requires the affirmative vote of the holders of at least sixty-six and two-thirds (66 2/3%) of the Company’s outstanding common shares as of the record date for the Company’s special meeting of shareholders and the issuance of the Pebblebrook common shares in the Company Merger requires the affirmative vote of the holders of at least a majority of all votes cast at Pebblebrook’s special meeting of shareholders. If the requisite shareholder approval is not obtained upon votes taken at the special meetings (including any adjournment or postponement thereof), either the Company or Pebblebrook may terminate the Merger Agreement. The Company may incur significant additional costs in connection with any delay in completing the Mergers or termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting, and other costs the Company has already incurred. In addition, if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, the Company may be required to pay Pebblebrook a termination fee of $112.0 million. The Company can neither assure you that the conditions to the completion of the Mergers will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, and the Company cannot provide any assurances as to whether or when the Mergers will be completed.
In addition, under the terms of the Merger Agreement, the Company may not declare or pay any future dividends to the holders of the Company’s common shares during the term of the Merger Agreement without the prior written consent of Pebblebrook, subject to certain exceptions. Depending on when the Mergers are consummated, these restrictions may prevent holders of the Company’s common shares from receiving dividends that they might otherwise have received.
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
The Company has incurred substantial expenses related to the Mergers and expects to incur additional expenses.
The Company has incurred substantial legal, accounting, financial advisory and other costs, and the Company’s management team has devoted considerable time and effort in connection with the Mergers. The Company may incur significant additional costs in connection with the completion of the Mergers or in connection with any delay in completing the Mergers or termination of the Merger Agreement, in addition to the other costs it has already incurred. If the Mergers are not completed, the Company will separately bear certain fees and expenses associated with the Mergers without realizing the benefits of the Mergers. If the Mergers are completed, the combined company expects to incur substantial expenses in connection with integrating the business, operations, network, systems, technologies, policies and procedures of the two companies. The fees and expenses may be significant and could have an adverse impact on the combined company’s results of operations.

Although the Company has assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond the control of either the Company or Pebblebrook that could affect the total amount or the timing of the integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the Mergers could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses following the completion of the Mergers.
An adverse judgment in a lawsuit challenging the Mergers may prevent the Mergers from becoming effective within the expected timeframe or at all.
The Company and the members of the Company’s Board of Trustees have been named as defendants in a purported class action complaint challenging the Blackstone Merger Agreement. The Company’s shareholders may file additional lawsuits challenging the Mergers or the other transactions contemplated by the Merger Agreement, which may name the Company and/or members of the Board of Trustees as defendants. The Company cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may delay the completion of the Mergers in the expected timeframe, or may prevent the Mergers from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of the Company’s business.
Following the Mergers, the combined company may be unable to integrate the businesses of the Company and Pebblebrook successfully and realize the anticipated synergies and other benefits of the Mergers or do so within the anticipated timeframe.
The Mergers involve the combination of two companies that currently operate as independent public companies and their respective operating partnerships. The combined company will be required to devote significant management attention and resources to integrating the business practices and operations of the Company and Pebblebrook. Potential difficulties the combined company may encounter in the integration process include the following:

•
the inability to successfully combine the businesses of the Company and Pebblebrook in a manner that permits the combined company to achieve the cost savings anticipated to result from the Mergers, which would result in the anticipated benefits of the Mergers not being realized in the timeframe currently anticipated or at all;

•	the complexities associated with managing the combined businesses and integrating personnel from the two companies;

•	the additional complexities of combining two companies with different histories, cultures, markets and third-party hotel management companies;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Mergers; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the Mergers and integrating the companies’ operations.
For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the combined company’s management, the disruption of the combined company’s ongoing business or inconsistencies in the combined company’s operations, services, standards, controls, procedures and policies, any of which could adversely affect the ability of the combined company to maintain relationships with third-party hotel management companies, vendors and employees or to achieve the anticipated benefits of the Mergers, or could otherwise adversely affect the business and financial results of the combined company.
The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the Mergers.
Following the Mergers, the combined company expects to continue to expand its operations through additional acquisitions, some of which may involve complex challenges. The future success of the combined company will depend, in part, upon the ability of the combined company to manage its expansion opportunities, which may pose substantial challenges for the combined company to integrate new operations into its existing business in an efficient and timely manner, and upon its ability to successfully monitor its operations, costs and regulatory compliance, and to maintain other necessary internal controls. There is no assurance that the combined company’s expansion or acquisition opportunities will be successful, or that the combined company will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

The market price of Pebblebrook’s common shares may decline as a result of the Mergers and the market price of Pebblebrook’s common shares after the consummation of the Mergers may be affected by factors different from those affecting the price of the Company’s common shares or Pebblebrook’s common shares before the Mergers.
The market price of Pebblebrook’s common shares may decline as a result of the Mergers if the combined company does not achieve the perceived benefits of the Mergers or the effect of the Mergers on the combined company’s financial results is not consistent with the expectations of financial or industry analysts.
In addition, upon consummation of the Mergers, the Company’s shareholders and Pebblebrook’s shareholders will own interests in the combined company operating an expanded business with a different mix of properties, risks and liabilities. The Company’s current shareholders and Pebblebrook’s current shareholders may not wish to continue to invest in the combined company, or for other reasons may wish to dispose of some or all of their Pebblebrook common shares. If, following the effective time of the Mergers, large amounts of Pebblebrook common shares are sold, the price of Pebblebrook common shares could decline.
Further, the combined company’s results of operations, as well as the market price of Pebblebrook common shares after the Mergers may be affected by factors in addition to those currently affecting the Company’s or Pebblebrook’s results of operations and the market prices of the Company’s or Pebblebrook’s common shares, particularly the increase in the combined company’s leverage compared to that in place for the Company and Pebblebrook today, and other differences in assets and capitalization. Accordingly, the Company’s and Pebblebrook’s historical market prices and financial results may not be indicative of these matters for the combined company after the Mergers.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1, 2018 - July 31, 2018	—	$—	—	$—
August 1, 2018 - August 31, 2018	13,826	$34.35	—	$—
September 1, 2018 - September 30, 2018	—	$—	—	$—
Total	13,826	$34.35	—	$495,351,256

(1)
Reflects shares surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted shares. The average price paid reflects the average market value of shares withheld for tax purposes.

(2)
On August 29, 2011, the Company announced its Board of Trustees had authorized the Repurchase Program to acquire up to $100.0 million of the Company’s common shares. On February 22, 2017, the Company announced the Board of Trustees authorized an expansion of the Repurchase Program to acquire up to an additional $500.0 million of the Company’s common shares. The Company cumulatively repurchased $104.6 million of common shares pursuant to the Repurchase Program through September 30, 2018. As of September 30, 2018, the Company had availability under the Repurchase Program to acquire up to $495.4 million of common shares. The authorization did not include specific price targets or an expiration date. Subject to the restrictions under the Merger Agreement, the timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of September 6, 2018, by and among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Ping Merger Sub, LLC, Ping Merger OP, LP, LaSalle Hotel Properties and LaSalle Hotel Operating Partnership, L.P. (1)

2.2
Amendment No. 1 to the Agreement and Plan of Merger, by and among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Ping Merger Sub, LLC, Ping Merger OP, LP, LaSalle Hotel Properties and LaSalle Hotel Operating Partnership, L.P., dated as of September 18, 2018 (2)

10.1	Performance-based share award letter agreement with Michael D. Barnello, dated September 18, 2018 (2)

10.2	Performance-based share award letter agreement with Kenneth G. Fuller, dated September 18, 2018 (2)

10.3	Performance-based share award letter agreement with Alfred L. Young, Jr., dated September 18, 2018 (2)

10.4	Side letter agreement with Michael D. Barnello, dated September 18, 2018 (2)

10.5	Side letter agreement with Alfred L. Young, Jr., dated September 18, 2018 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 1, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

_________________

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2018 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2018 and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Date:	November 1, 2018	BY:	/s/ KENNETH G. FULLER
Kenneth G. Fuller
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)